Form 10-Q
RESTOR INDUSTRIES INC
filed 1996-05-20
CIK 876279



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      Quarterly  Report  pursuant  to Section  13 or 15(d) of the  Securities
         Exchange Act of 1934 for the Three Months Ended March 31, 1996.

OR

[        ] Transition  Report  pursuant to Section 13 or 15(d) of the Securities
         Exchange  Act of 1934  for  the  transition  period  from  ________  to
         ________.

                         Commission file number 0-19998

                             RESTOR INDUSTRIES, INC.
             (Exact name of Registrant as specified in its Charter)

                             DELAWARE                                                           65-0044209
                     (State of Incorporation)                                      (I.R.S. Employer Identification No.)

               4501 Vineland Road, Orlando, Florida                                               32811
             (Address of principal executive offices)                                           (Zip Code)

                                                            (407) 843-7031
                                                    (Registrant's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                     Common Stock, Par Value $.01 Per Share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

       YES X                  NO

         The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at May 15, 1996 was 13,245,850.

PART 1.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements


                                     Restor Industries, Inc. and Subsidiaries

                                            Consolidated Balance Sheets

                                                                      March 31                   December 31
                                                                        1996                         1995
                                                              ______________________        ___________________
                                                                    (Unaudited)

ASSETS
Current Assets
     Cash and equivalents                                     $            2,083,293        $         1,886,819
     Accounts receivable                                                  10,081,971                  9,648,817
     Inventories                                                           6,832,668                  4,549,721
     Notes receivable from stockholders                                      ---                      3,879,728
     Unbilled revenue under customer contract                                379,333                    379,333
     Prepaid expenses and other current assets                               385,214                    309,034
                                                               ---------------------         ------------------
         Total Current Assets                                             19,762,479                 20,653,452
Property and equipment                                                     2,292,594                  2,062,749
Intangible assets                                                          6,420,853                  5,084,184
Other assets                                                                 884,980                    714,848
                                                               ---------------------         ------------------
         Total Assets                                          $          29,360,906         $       28,515,233
                                                               =====================         ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Short-term debt                                           $           2,406,933         $        5,385,220
     Accounts payable                                                      3,764,365                  3,648,734
     Accrued payroll and benefits                                            897,078                    731,659
     Other accrued liabilities                                               962,986                    665,585
                                                               ---------------------         ------------------
         Total Current Liabilities                                         8,031,362                 10,431,198
Long-term debt                                                             3,600,000                  3,750,000
                                                               ---------------------         ------------------
         Total Liabilities                                                11,631,362                 14,181,198
                                                               ---------------------         ------------------
Stockholders' Equity
     Common stock                                                            132,214                    125,583
     Capital in excess of par value                                       29,883,019                 27,641,543
     Note receivable from affiliate                                         (982,752)                  (919,836)
     Accumulated deficit                                                 (11,302,937)               (12,513,255)
                                                               ---------------------         ------------------
         Total Stockholders' Equity                                       17,729,544                 14,334,035
                                                               ---------------------         ------------------

         Total Liabilities and Stockholders' Equity            $          29,360,906         $       28,515,233
                                                               =====================         ==================


The  accompanying  notes  are  an  integral  part  of  these financial statements.


                                     Restor Industries, Inc. and Subsidiaries

                                       Consolidated Statements of Operations

                                                    (Unaudited)

                                                                           Three Months Ended March 31
                                                                        1996                        1995
                                                                ___________________          _________________

Sales of products                                               $         8,354,310          $       1,555,810
Service revenues                                                          4,038,935                  3,063,845
                                                                -------------------           ----------------
         Total Revenues                                                  12,393,245                  4,619,655

Cost of products sold                                                     6,188,321                  1,071,351
Cost of services                                                          3,265,709                  2,500,383
Engineering and development                                                 173,395                    138,884
Selling, general and administrative                                       1,245,656                    532,310
Depreciation and amortization                                               309,632                    246,195
                                                                -------------------           ----------------
         Total Costs and Expenses                                        11,182,713                  4,489,123
                                                                -------------------           ----------------
         Operating Income                                                 1,210,532                    130,532

Interest expense                                                            103,005                    126,304
Interest and other income                                                  (102,791)                    (6,538)
                                                                -------------------          -----------------
         Net Income                                             $         1,210,318          $          10,766

                                                                ===================          =================
Net Income Per Common Share
         Primary                                                $              .09           $         ---
                                                                ===================          =================

         Assuming Full Dilution                                 $              .09           $         ---
                                                                ===================          =================

Weighted Average Shares Outstanding
         Primary                                                         13,548,727                 6,277,385
                                                                ===================          =================

         Assuming Full Dilution                                          13,548,727                 6,277,385
                                                                ===================          =================








The  accompanying  notes  are  an  integral  part  of  these financial statements.




                                     Restor Industries, Inc. and Subsidiaries

                             Consolidated Statement of Changes in Stockholders' Equity

                                                    (Unaudited)



                                                        Capital in
                                          Common      Excess of Par    Note Receivable      Accumulated
                                          Stock           Value        from Affiliate        Deficit             Total
                                       ___________   ________________  _______________   ________________    ______________

Balance at January 1, 1996             $   125,583   $     27,641,543  $      (919,836)  $    (12,513,255)   $   14,334,035


Net income                                                                                      1,210,318         1,210,318


Issuance of 562,365 shares for
  Comtech acquisition                        5,624          2,082,494                                             2,088,118


Loans to affiliate                                                             (62,916)                             (62,916)


Issuance of 99,488 shares for stock
  options and warrants                         995            149,248                                               150,243


Issuance of 1,163 shares for
  matching contribution to 401K plan            12              9,734                                                 9,746

                                       -----------   ----------------  ---------------   ----------------    --------------
Balance at March 31, 1996              $   132,214       $ 29,883,019  $      (982,752)  $    (11,302,937)     $ 17,729,544
                                       ===========   ================  ===============   ================    ==============



















The  accompanying  notes  are  an  integral  part  of  these financial statements.



                                     Restor Industries, Inc. and Subsidiaries

                                       Consolidated Statements of Cash Flows

                                                    (Unaudited)

                                                                         Three Months Ended March 31
                                                                      1996                         1995
                                                               __________________           __________________

Cash Flows From Operating Activities:
Net income                                                     $        1,210,318           $           10,766
Adjustments to reconcile net income to net
   cash used by operating activities:
    Depreciation and amortization                                         309,632                      246,195
    Provision for inventory reserves                                       41,250                       22,500
    Provision for bad debts                                                18,300                        6,000
    Stock contributed to employee benefit plan                              6,825                        6,000
    Changes in operating assets and liabilities,
     net of effects from businesses acquired:
       Accounts receivable                                               (297,023)                    (270,945)
       Inventories                                                     (2,007,482)                    (268,921)
       Accounts payable                                                   (39,026)                     282,220
       Other assets and liabilities                                      (406,958)                     (41,419)
                                                               ------------------           ------------------
     Net Cash Used by Operating Activities                             (1,164,164)                      (7,604)
                                                               ------------------           ------------------
Cash Flows From Investing Activities:
Acquisition of business                                                   805,360                       ---
Loans to affiliate                                                        (62,916)                      ---
Expenditures for property and equipment                                  (165,992)                     (62,062)
Prepaid rent on equipment lease                                             1,907                     (219,992)
Debt issuance costs                                                       (56,546)                       ---
Other                                                                     (62,859)                       ---
                                                               ------------------           ------------------
     Net Cash From (Used by) Investing Activities                         458,954                     (282,054)
                                                               ------------------           ------------------
Cash Flows From Financing Activities:
Issuance of short-term debt                                             2,500,000                       ---
Short-term debt repayments                                             (5,628,287)                    (173,814)
Long-term debt repayments                                                   ---                        (30,000)
Proceeds from exercise of stock warrants and options                    4,029,971                       80,913
                                                               ------------------           ------------------
     Net Cash From (Used By) Financing Activities                         901,684                     (122,901)
                                                               ------------------           ------------------
     Increase in Cash and Equivalents                                     196,474                     (412,559)
     Cash and Equivalents at Beginning of Period                        1,886,819                      753,264
                                                               ------------------           ------------------
     Cash and Equivalents at End of Period                     $        2,083,293           $          340,705
                                                               ==================           ==================




Supplemental Schedule of Noncash Financing and
   Investing Activities:
Issuance of common stock for business acquired                 $        2,088,118




The  accompanying  notes  are  an  integral  part  of  these financial statements.

                                     Restor Industries, Inc. and Subsidiaries

                                    Notes To Consolidated Financial Statements

                                                  March 31, 1996

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, the financial information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of the full year.

Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1996.

NOTE 2.  ACQUISITIONS

Comtech Acquisition

In February 1996, the Company entered into a letter of intent to acquire Comtech Sunrise, Inc. ("Comtech"), a Livermore, California based manufacturer of intelligent telecommunications access products such as T1 multiplexors and digital loop carrier equipment. In April 1996, a definitive agreement, plan of merger and irrevocable proxies were executed whereby Comtech will be merged with and into Restor-Comtech, Inc., a wholly owned subsidiary of the Company (the "Comtech Merger"). The consummation of the merger is expected to occur in June 1996, after a mandatory registration process is completed in the State of California.

In connection with the Comtech Merger, the stockholders of Comtech are expected to receive approximately $300,000 in cash and 350,600 restricted shares of the Company's common stock. These shares have an initial fair value of approximately $6.00 a share or $2.1 million.

In addition to the 350,600 shares noted above, the stockholders of Comtech will be issued 211,765 restricted shares of the Company's common stock (the "Escrowed Shares"). These shares will be placed in escrow, and along with $1.8 million in additional purchase price (the "Additional Consideration"), will be released and paid to the stockholders of Comtech contingent upon the realization of predefined levels of pre-tax income from Comtech's operations during three one-year periods beginning January 1, 1996. This Additional Consideration may be paid, at the option of the Company, in the form of cash or restricted shares of the Company's common stock valued at the then current market prices.

Escrowed Shares were valued by the Company at par value only, or $2,118. Once conditions for release from escrow have been met, the fair market value of the shares as measured at that time, along with any Additional Consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

The acquisition of Comtech has been accounted for using the purchase method of accounting. Accordingly, the results of Comtech's operations have been included in the accompanying consolidated financial statements from January 1, 1996, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $1.5 million, has been recorded as goodwill and is being amortized over a 15 year period.

Pro Forma Results of Operations

In May, 1995, the Company acquired AIT, Inc. ("AIT"), a provider of Northern Telecom switching systems, add-on frames and related circuit boards to the telecommunications industry. In October 1995, the Company acquired Westec Communications, Inc. ("Westec"), a provider of wireless systems and repair services to the cable television and telecommunications industries. The results of operations for both AIT and Westec have been included in the Company's consolidated financial statements from their respective dates of acquisition. A detailed discussion of the terms and conditions of these two acquisitions is presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

The following unaudited pro forma results of operations for the three months ended March 31, 1996 and 1995 gives effect to the AIT, Westec and Comtech acquisitions as if they had occurred on January 1, 1995, after giving effect to certain adjustments including interest income and expense, amortization of goodwill, increased depreciation due to the adjusted basis of fixed assets acquired and elimination of intercompany sales. These pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisition been in effect on the date indicated, or which may occur in the future:

                                                                             1996                     1995
                                                                      _________________         _________________

Total Revenues                                                        $      12,393,245         $       7,766,180

Net Income                                                            $       1,210,318         $         253,610

Net Income Per Common Share                                           $             .09         $             .03

NOTE 3.  INVENTORIES

Inventories consist of the following:

                                                                           March 31               December 31
                                                                             1996                     1995
                                                                       ________________        _________________

Switching systems, frames and related circuit boards                  $       4,236,032        $       2,127,653
Electronic components                                                         1,730,932                1,595,281
Pay telephone parts                                                             402,155                  346,978
Work in progress                                                                238,388                  307,438
Other finished goods                                                            225,161                  172,371
                                                                      -----------------        -----------------
                                                                      $       6,832,668        $       4,549,721
                                                                      =================        =================



NOTE 4.  DEBT

Debt outstanding consists of the following:

                                                                           March 31               December 31
                                                                             1996                     1995
                                                                      ________________          _______________

Revolving credit loans payable to bank                                $      2,000,000          $     4,926,142
Term loan payable to bank                                                    4,000,000                4,200,500
Other notes payable                                                              6,933                    8,578
                                                                      ----------------          ---------------
Total debt                                                                   6,006,933                9,135,220
Amount due within one year                                                  (2,406,933)              (5,385,220)
                                                                      ----------------          ---------------
Long-term debt                                                        $      3,600,000          $     3,750,000
                                                                      ================          ===============


In March 1996, the Company and its primary lender amended their existing bank credit facility to increase the revolving line of credit to $6 million, reduce the interest rate by one percent and extend the bank's commitment until March 2001. The existing $4 million term loan, originally scheduled to mature in November 1997, was replaced with a new $4 million term loan requiring escalating quarterly payments through March 2001.

Aggregate maturities of long-term debt are as follows:  1997 -- $600,000;
 1998 -- $800,000; 1999 - $1,000,000; 2000 -- $1,000,000; 2001 -- $350,000.

Interest on the new bank facility is set at prime plus 1 1/4% or Libor plus 2 1/2%, at the option of the Company. As of March 31, 1996, the interest rate on all bank debt was 7.94 percent.

Interest paid was $131,000 and $134,400 for the three months ended March 31, 1996 and 1995, respectively.

NOTE 5.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options and warrants. A total of 1,107,509 common shares held in escrow from the Company's initial public offering and from certain acquisitions have been excluded from the earnings per share calculations because the conditions for release of shares from escrow have not been satisfied.

In October 1995, the Company raised approximately $6.5 million of new capital through the exercise of previously issued warrants and non-qualified options to purchase 2,433,853 shares of the Company's common stock. Of the $6.5 million raised, approximately $1.6 million was invested by the directors, management and the principal lender of the Company. In exercising their warrants or options, investors had the option of paying cash or executing an 8% interest bearing note made payable to the Company. Approximately $2.4 million of the total proceeds was paid in cash and $4.1 million through notes. The notes were paid in full by March 29, 1996.

Common stock issued and outstanding at March 31, 1996 and December 31, 1995 was 13,221,295 and 12,558,279 shares, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

When compared to the first quarter of 1995, the Company realized an approximately $8 million or 168 percent increase in its first quarter 1996 revenues and a significant improvement in net income. The improved performance relates primarily to the operating results of the Company's three recent business acquisitions and the shipment of approximately $3.5 million in DSC access products under a new distribution agreement entered into with DSC Communications Corporation ("DSC") in late 1995. The acquisitions and the distribution agreement are a direct result of management's strategy to expand Restor's product offerings and position the Company to aggressively participate in the rapidly growing worldwide communications markets.

In mid-1995, the Company acquired AIT, Inc., a full service provider of Northern Telecom switching systems and related equipment. In October 1995, Westec Communications, Inc., a manufacturer, installer and repair agent for wireless CATV and telecommunications products was acquired. In the first quarter of 1996, the Company acquired Comtech Sunrise, Inc., a manufacturer of intelligent telecommunications access products. All three wholly-owned subsidiaries contributed to the Company's improved performance during the first quarter of 1996 and have benefited from Restor's financial strength, large telecommunications customer base, growing inventory of telecommunications products and broad range of circuit board repair services.

On January 2, 1996, Hensley E. ("Buddy") West joined the Company as its new President and Chief Operating Officer. Mr. West spent the last nine years in executive management and sales positions with DSC. His last assignment was Group Vice President for the Access Systems Group where he had responsibility for all facets of DSC's access products infrastructure including product development, engineering, manufacturing and worldwide operations consisting of over 500 employees. As Vice President of Business Development during 1990-1991, Vice President of Regional Bell Operating Company Sales during 1991 - 1992 and Senior Vice President of North American Sales during 1993, Mr. West was instrumental in growing the Access Systems Group sales from less than $20 million in 1990 to in excess of $400 million in 1995.

Mr. West is highly capable and conversant with all aspects of the telecommunications business and his vision, technical expertise and management experience are all expected to be significant contributors to the Company's continued growth and success. Mr. West has a track record of understanding the products and operations of the RBOCs and building technical alliances and strong, lasting relationships with these customers. He has had significant experience in designing, developing and manufacturing digital, fiber-optic and wireless loop carrier networks and related applications for U.S. and international customers. His background and experience will provide significant support and added value to the Company's current operations and future strategic objectives.

In March 1996,  Scott N.  Madigan  joined the Company as its Vice  President  of
Business Development. In this newly created position, Mr. Madigan will coordinate the Company's strategic planning efforts, oversee Restor's global marketing programs, provide direct sales support for the Company's new subsidiaries and pursue external and internal growth opportunities. Mr. Madigan spent the last four years with DSC as Vice President of Marketing of Litespan-2000, DSC's flagship access product and later Vice President of Litespan International Operations and Wireless Access Marketing. From 1987 to 1992, he held product and account management positions with Northern Telecom, Inc., where he was responsible for identification, assessment and development of new business opportunities for Northern's switching, transmission and access products. Prior to 1987, Mr. Madigan held engineering and operations management positions with California Microwave, Inc. and ITT Corporation.

In March 1996, the Company established a dedicated international sales and marketing group to pursue the significant telecommunications equipment opportunities that are expected to occur over the next three to five years as developing countries privatize their telecommunications industry and/or upgrade their local, long distance and wireless communications infrastructures. Reynaldo Rodriguez, who has held several key sales and executive management positions since he joined Restor in 1989, was promoted to Vice President and General Manager - International and will oversee this new group's activities.

In addition to the growth in the Company's revenue base, management was also very successful in the first quarter of 1996 in further strengthening the Company's balance sheet. Approximately $3.9 million in interest-bearing notes due from stockholders as a result of an October 1995 warrant exercise program were collected in full during the quarter. In late March, the Company executed a new $10 million credit facility with its primary lender. The new facility consists of a $6 million line of credit and a $4 million term loan to be repaid in graduated quarterly payments through the year 2001. As of the date of this report, the Company has no borrowings outstanding under this line of credit.

The acquisitions, recruitment of executive management, international focus and strengthened balance sheet are all key elements of management's strategy to provide switching, access and wireless products and related services to the global communications marketplace. The numerous strategic and financial initiatives completed since November 1994 have all been to position Restor to participate in these growth markets. Management intends to continue to aggressively pursue acquisitions, technology licensing agreements and other strategic alliances in 1996 and the future that are accretive to the Company's stockholders and that bring advanced technology and new products into Restor.

Although the timing of customer equipment upgrade and expansion programs may cause fluctuations in the Company's quarterly results from time to time, management believes the Company is now well positioned financially and operationally to pursue growth opportunities in the worldwide telecommunications marketplace. The telecommunications equipment business and expertise brought to the Company by AIT and Comtech, the sixteen years of wireless technology experience contributed by Westec, the traditional repair, refurbishment and electronic manufacturing services of the Company and a highly experienced board of directors and management team should allow the Company to offer low-cost, high quality, comprehensive product and service solutions to an increasing number of companies providing telecommunications, data and video services. As deregulation of the telecommunications industry within the United States occurs as a result of state legislation and The Telecommunications Act of 1996, management believes the demand for the Company's products and services from local bypass, long distance, cable television and other communications service providers will be strong.

Although there is no assurance that the level of improved financial performance realized in the first quarter of 1996 will be sustained throughout the year, management is currently projecting the Company's overall performance in 1996 to be improved over that experienced in 1995.

Results of Operations

The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of total revenues:

                                                                     Three Months Ended March 31
                                                               1996                              1995
                                                              ______                            ______

Service revenues                                                67.4%                             33.7%
Sales of products                                               32.6                              66.3
                                                              ------                            ------
         Total Revenues                                        100.0                             100.0

Cost of products sold                                           50.0                              23.2
Cost of services                                                26.3                              54.1
Engineering and development                                      1.4                               3.0
Selling, general and administrative                             10.0                              11.6
Depreciation and amortization                                    2.5                               5.3
                                                              ------                            ------
         Total Costs and Expenses                               90.2                              97.2
                                                              ------                            ------
         Operating Income                                        9.8                               2.8

Interest expense                                                  .8                               2.7
Interest and other income                                        (.8)                              (.1)
                                                              ------                            ------
         Net Income                                              9.8%                               .2%
                                                              ======                            ======



Revenues

A summary of the Company's revenue performance follows:

                                                                       Three Months Ended March 31
                                                                  1996                            1995
                                                           _________________               _________________

Switching systems and circuit boards                       $       4,549,526               $         923,834
Distributed products                                               3,503,678                         ---
Pay telephone products                                               182,896                         631,976
Wireless communication systems                                       118,210                         ---
                                                           -----------------               -----------------
         Total Products                                            8,354,310                       1,555,810

Circuit board repair                                                 977,510                         633,720
Pay telephone refurbishment                                          899,262                       1,186,521
Electronic manufacturing                                           1,774,928                       1,243,604
Wireless equipment repair                                            387,235                         ---
                                                           -----------------               -----------------
         Total Services                                            4,038,935                       3,063,845
                                                           -----------------               -----------------
         Total Revenues                                    $      12,393,245               $       4,619,655
                                                           =================               =================




Three Months Ended March 31, 1996 and 1995

Products

The dramatic increase in telephone switching systems and related circuit boards sold by the Company is due to the Company's acquisitions of AIT in May 1995 and Comtech in January 1996.

The distributed products revenues relate to the sale of DSC products under a non-exclusive Distribution Agreement entered into in the fourth quarter of 1995. Management expects to continue marketing DSC products in 1996, especially to its Latin American markets. The primary focus under its new distribution agreement for the U.S. market is expected to be on the smaller scale access orders currently being supplied to telecommunications providers by DSC. The Company hopes to provide DSC customers with a stocking distributor to further speed the delivery of its access products.

The decline in pay telephone products revenues, primarily custom-logo, stainless steel vault doors, is due mainly to the timing of customer orders. Stainless steel vault doors, a relatively new product offering of the Company, are gaining market acceptance due to the overall appearance and maintenance advantages they offer over traditional chrome plated doors.

Overall, demand for the Company's products is expected to remain strong for 1996. However product sales such as switching systems, vault doors and distributed products are subject to the timing of customer upgrade and new installation programs and as a result may contribute to significant fluctuations in the Company's future quarterly revenues.

Services

The Company's 1996 circuit board repair revenues exceeded 1995 revenues by $343,790 or approximately 54 percent. The increase in circuit board repair revenues is primarily due to the introduction of new repair services and contracts executed in 1995.

Beginning in late 1993 and 1994, the Company began investing in the development of new repair services, especially in the digital equipment repair arena where initial manufacturer warranty periods are beginning to expire. Several new repair services have been introduced to customers such as the repair of Northern Telecom DMS-100 and DMS 10 equipment, Stromberg-DCO and DSC Timespan. The majority of the cost for development of services such as these relate to the procurement of a used switch and the engineering effort spent by Company personnel. As these new services continue to be introduced in 1996, along with new repair service programs such as the Company's Premier Logistics and private label repair services, the Company believes its traditional circuit board repair activity will continue to grow.

In addition to the new services, management expects circuit board repair revenues to continue trending upward throughout 1996 based on the strength of several new contracts received in 1995.

In July 1995, the Company executed a two year Repair Agent Agreement with Century Telephone ("Century"), a subsidiary of Century Telephone Enterprises, Inc., the 16th largest local exchange telephone company in the United States. Under the Terms of this agreement, the Company has been appointed as the primary provider of repair and replacement services for all electronic or mechanical telecommunications equipment sent out for repair by Century.

In October 1995, Puerto Rico Telephone Company ("PRTC") appointed the Company as its primary provider of repair and replacement services for printed circuit boards for a two year period. The Company was awarded PRTC's business on a lump sum basis as the lowest bidder who complied with all required terms and conditions. Management expects this new business, along with Century, to play a significant role in continuing to improve the Company's circuit board repair revenues.

Pay telephone refurbishment revenues decreased approximately 24% in the three months ended March 31, 1996. Demand for refurbishment services is subject to quarterly fluctuations due to customer budgetary constraints and restructuring programs.

Electronic manufacturing revenues increased by approximately 43% during 1996. The increase in revenues is due to market opportunities created due to the new surface mount assembly and automated testing equipment acquired in late 1995 and the improved financial condition of the Company.

Revenues related to wireless communications systems sales and repair represent revenues from Westec operations which was acquired on October 2, 1995.

Gross Margins

The Company has realized the following gross margins:

                                Three Months Ended March 31
                                   1996              1995
                                 _______           _______
Product sales                       25.9%             31.1%
Service revenues                    19.1              18.4
Total revenues                      23.7              22.7


The Company's gross profit percentage related to products sold is subject to wide fluctuations depending on sales mix. The decrease in gross profit percentage related to products sold in 1996 relates to the $3.5 million of distributed product sales, which margins are approximately 25 percent of those realized from sales of internal products such as switching systems and circuit boards.

The Company's gross profit percentage for service revenues is also subject to wide fluctuations depending on sales mix, i.e., in-house circuit board and wireless equipment repair has targeted margins approximately three times those of electronic manufacturing services. Overall service gross margins improved slightly primarily due to improved margins generated by the electronic manufacturing services. Increased revenues, manufacturing efficiencies and quality gained by the new surface mount line acquired in 1995 substantially improved the margins for these services.

Other Expenses

The increase in engineering and development of $34,511 is primarily due to the new Comtech subsidiary acquired in January 1996.

Selling, general and administrative expenses as a percentage of total revenues decreased from 11.6 percent to 10.0 percent for the three months ended March 31, 1996. Management continues to believe that its current operating infrastructure is capable of servicing a significantly higher level of business.

Included in the Company's first quarter selling, general and administrative expenses is approximately $95,000 for the anticipated repayment of 1996 salary costs under a voluntary salary reduction program implemented in December 1995. Under the program, 61 of the Company's 66 exempt salaried employees agreed to forego $849,254 in compensation in exchange for 424,627 non-qualified options at $7.00 per share, the then current market value of the Company's common stock, i.e., one stock option for every $2 of compensation. This program provides that if certain levels of pre-tax income is achieved in 1996 in excess of that reported for 1995, a partial or full repayment of salaries will be made in February 1997.

Based on the Company's net income in the first quarter of 1996, management felt it prudent to record the expense of a partial repayment in this period. The total first quarter 1996 charge for this program amounted to $150,000, including salary costs charged to cost of sales and engineering and development. This liability is included in Accrued Payroll and Benefits on the March 31, 1996 balance sheet.

Depreciation and amortization expenses increased by $63,437 or 26 percent in the first quarter of 1996. The increase relates to approximately $145,000 of additional depreciation and amortization of goodwill related to acquisitions. This increase was partially offset by an approximate $100,000 reduction in depreciation expense resulting from the write-down of the net book value of certain repair assets in the second quarter of 1995.

Despite a significant increase in average borrowings outstanding in 1996, interest expense decreased $23,299 or 18 percent primarily as a result of an approximate three and one-half percent reduction in the interest rate being paid on bank debt.

The increase in interest and other income in 1996 is primarily due to interest earned on the notes receivable from stockholders and note receivable from the former owner of AIT, as well as a general increase in the Company's overall invested cash balances. As of March 31, 1996, the notes receivable from stockholders were paid in full.

Cash Flows From Operating Activities

Accounts receivable at March 31, 1996 were $10,081,971, an increase of $433,154 or 4.5% from December 31, 1995. This increase is primarily due to March 1996 revenues exceeding those of December 1995. Average day sales outstanding at March 31, 1996 were 50 days as compared to 49 days at December 31, 1995.

Inventories at March 31, 1996, were $6,832,668, an increase of $2,282,947 or 50% over December 31, 1995 levels. This increase is due to a planned build-up of AIT inventories of approximately $1 million to support the increased demand for AIT products and $918,000 of distributed product inventories on hand as of March 31, 1996. The remaining increase relates primarily to inventories from the acquisition of Comtech Sunrise.

Accounts payable at March 31, 1996, were $3,764,365, an increase of $115,631, or 3 percent over December 31, 1995.



Cash Flows From Investing Activities

In February 1996, the Company entered into a letter of intent to acquire Comtech Sunrise, Inc. ("Comtech") a Livermore, California based manufacturer of intelligent telecommunications access products such as T1 multiplexors and digital loop carrier equipment. In April 1996, a definitive agreement, plan of merger and irrevocable proxies were executed whereby Comtech will be merged with and into Restor-Comtech, Inc., a wholly owned subsidiary of the Company. In connection with the Comtech Merger, the stockholders of Comtech are expected to receive approximately $300,000 in cash and 350,600 restricted shares of the Company's common stock. These shares have an initial fair value of approximately $6.00 a share or $2.1 million.

In addition to the 350,600 shares noted above, the stockholders of Comtech will be issued 211,765 restricted shares of the Company's common stock (the "Escrowed Shares"). These shares will be placed in escrow, and along with $1.8 million in additional purchase price (the "Additional Consideration"), will be released and paid to the stockholders of Comtech contingent upon the realization of predefined levels of pre-tax income from Comtech's operations during three one-year periods beginning January 1, 1996. This Additional Consideration may be paid, at the option of the Company, in the form of cash or restricted shares of the Company's common stock valued at the then current market prices.

Other than estimated cash consideration of $300,000 and contingent cash payments that could be earned by the stockholders if predefined pre-tax incomes levels are realized by Comtech over the next three years (see Note 2 to "Financial Statements"), the cash expenditures directly related to the purchase price of Comtech consist of approximately $100,000 in legal, audit and other fees. The $805,360 shown under Acquisition of Business in the Consolidated Statements of Cash Flows represents the cash balance of Comtech on the effective date of acquisition.

In July 1995, the Company loaned the sole stockholder of AIT $1.3 million in cash in connection with a $2,330,000 promissory note executed as an integral part of the merger agreement between the two companies. An additional $1,030,000 may be loaned to the stockholder as specific accounts receivable, notes receivable and inventories on AIT's May 17, 1995 balance sheet are collected and/or realized by the Company. During the first quarter of 1996, $62,916 was advanced to the sole stockholder and as of March 31, 1996, the Company had loaned an aggregate of $1,562,252 to the stockholder. All borrowings under the promissory note, along with interest charged at an annual rate of six percent, are to be repaid to the Company on August 15, 1997, or earlier if certain contingent cash payments are earned by the stockholder in connection with AIT's gross profit performance. All loans to the stockholder under this promissory note are collateralized by 520,970 shares of the Company's common stock owned by the stockholder. As a result of this pledge agreement, the note receivable from the stockholder has been accounted for as a reduction of stockholder's equity.

In connection with the acquisition of AIT, the sole stockholder of AIT was issued 637,308 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $2,330,000 in potential cash payments, may be released to the sole stockholder over a two year period ended August 15, 1997 contingent upon the realization of predefined levels of gross profit from AIT's operations during this same period. To the extent cash consideration is paid, the sole stockholder will immediately be required to repay the equivalent amount of borrowings outstanding under the promissory note described above. Once repaid, the stockholder will not be entitled to reborrow such funds.

The first measurement period for purposes of releasing escrowed shares and paying contingent cash consideration was May 17, 1995 to December 31, 1995. In reviewing AIT's gross profit performance as of September 30, 1995, the Company determined that it was highly probable that the conditions for release and payment for this first period would be met. The actual results for this period confirmed this determination. Accordingly, 159,327 escrowed shares were accounted for as if released and $582,500 in contingent cash payments were accounted for as if paid as of September 30, 1995. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $1.1 million at September 30, 1995. These shares were released and payment was made on February 15, 1996. The payment was immediately repaid to the Company, reducing the note receivable from the sole stockholder of AIT to $982,752.

During the three months ended March 31, 1996, the Company made approximately $166,000 in capital expenditures. The Company invested approximately $50,000 in network communications equipment, personal computers, and software. The Company intends to make continued investments in this area in 1996 to enhance its information systems and integrate new acquisitions. The Company also invested approximately $20,000 in machinery and equipment for the electronic manufacturing operations and approximately $40,000 for facility improvements and equipment for AIT.

Cash Flows From Financing Activities

In December 1995, the Company and its bank amended their credit agreement temporarily increasing the revolving line of credit to $5 million until February 1, 1996. The Company borrowed $4.9 million against the revolving line of credit in late December 1995, primarily to remit payment to DSC, supplier of the distributed products sold during the fourth quarter of 1995. These borrowings were repaid to the bank in January and early February when the Company collected the related accounts receivable from its customer.

In March 1996, the agreement was further amended to permanently increase the revolving line of credit to $6 million, reduce the interest rate by one percent and extend the bank's commitment until March 2001. The existing term loan, originally scheduled to mature in November 1997, was replaced with a new $4 million term loan requiring graduated quarterly payments through March 2001.

In late March 1996, the Company borrowed $2.0 million against the revolving line of credit, primarily to remit payment to DSC for distributed products sold during the first quarter 1996. As of May 15, 1996 there were no amounts outstanding on the Company's line of credit.

In October 1995, the Company raised approximately $6.5 million of new capital through the exercise of previously issued warrants and non-qualified options to purchase 2,433,853 shares of the Company's common stock. Of the $6.5 million raised, approximately $1.6 million was invested by the directors, management and the principal lender of the Company. In exercising their warrants or options, investors had the option of paying cash or executing an 8% interest bearing note made payable to the Company. Approximately $2.4 million of the total proceeds was paid in cash and $4.1 million through notes. The notes were paid in full by March 29, 1996.

Income Taxes

As of March 31, 1996, the Company has tax net operating loss carryforwards available to reduce future income through 2010 of approximately $7.3 million. In addition, the Company has capital loss carryforwards of approximately $1.2 million expiring in 1995. Due to the exercise of certain stock options and warrants and the issuance of Company common stock related to acquisitions during 1995, the Company may have undergone an ownership change under Internal Revenue Service regulations which would limit the annual utilization of net operating loss carryforwards. If an ownership change has occurred, the annual limitation would currently be set at approximately $4.4 million.

Liquidity and Financial Condition

The Company's improved operating performance has significantly enhanced its financial strength and improved it's liquidity. As of March 31, 1996, the Company's stockholders' equity is approximately $17.7 million, long-term debt to equity ratio now stands at approximately 1 to 5, and the current ratio is 2.5 to
1. Currently, the Company may borrow up to $6 million under its existing bank line of credit.

The Company has realized a significant increase in its revenues and net income, most notably during the fourth quarter of 1995 and the first quarter of 1996. Management is cautiously optimistic that these positive trends will continue throughout 1996 and as a result, is forecasting additional improvements in its liquidity and financial condition. These trends, along with the improved cash and financial position discussed above, lead management to believe the Company has sufficient financial resources to support the working capital requirements of its operations and its current business plans.



II.      OTHER INFORMATION

Item 5.  Other Information

On January 2, 1996, Hensley E. ("Buddy") West joined the Company as its President and Chief Operating Officer. On January 30, 1996 the Company appointed Mr. West to the Company's Board of Directors expanding its membership to six.



Item 6.  Exhibits and Reports on Form 8-K

None






                                                    SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RESTOR INDUSTRIES, INC.



                                            By:      /s/ Mark A. Gergel
                                                     ---------------------------
                                                     Mark A. Gergel
                                                     Vice President
                                                     and Chief Financial Officer


Dated:  May 15, 1996