Form 10-Q/A
period 1996-03-31
WORLD ACCESS INC
filed 1996-06-24
CIK 876279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A
                                 AMENDMENT NO.1
              INCORPORATING EXHIBIT NO. 27-FINANCIAL DATA SCHEDULE

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Three Months Ended March 31, 1996.

OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ________.

                         Commission file number 0-19998

               WORLD ACCESS, INC. (F/K/A RESTOR INDUSTRIES, INC.)
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

       YES X                  NO
          ------                ------

         The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at May 15, 1996 was 13,245,850.

II.      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

          (a.) Exhibits

          Exhibit No.         Description
          -----------         ------------------------
          27                  Financial Data Schedule


          (b.) Reports on Form 8-K

          None


                                   SIGNATURES

Pursuant to the  requirements  of the  Securities  and Exchange Act of 1934, the
Registrant  has duly  caused   this  Amendment,  to be signed  on its  behalf by
the undersigned, thereunto duly authorized.

                                            WORLD ACCESS, INC.



                                            By:      /s/ Mark A. Gergel
                                                     ---------------------------
                                                     Mark A. Gergel
                                                     Vice President
                                                     and Chief Financial Officer


Dated:  JUNE 24, 1996