Form 10-Q
period 1996-06-30
WORLD ACCESS INC
filed 1996-08-19
CIK 876279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Three Months Ended June 30, 1996.

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

                             RESTOR INDUSTRIES, INC.
                           (Former Name of Registrant)

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

       YES (X)                  NO

         The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at August 16, 1996 was 12,620,419.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements


World Access, Inc. and Subsidiaries

Consolidated Balance Sheets


                                                      June 30          December 31
                                                       1996                1995
                                                  -------------       -------------
                                                    (Unaudited)
ASSETS
Current Assets
     Cash and equivalents                         $   1,392,545      $   1,886,819
     Accounts receivable                              7,518,374          9,648,817
     Inventories                                      8,224,837          4,549,721
     Notes receivable from stockholders                  ---             3,879,728
     Other current assets                               904,566            688,367
                                                  -------------      -------------
                     Total Current Assets            18,040,322         20,653,452

Property and equipment                                2,411,058          2,062,749
Notes receivable from customer                          570,495             ---
Technology license                                      562,458             ---
Intangible assets                                     8,032,752          5,084,184
Other assets                                            965,402            714,848
                                                  -------------      -------------
                     Total  Assets                $  30,582,487      $  28,515,233
                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term debt                               $     550,000      $   5,385,220
    Accounts payable                                  3,768,014          3,648,734
    Accrued payroll and benefits                      1,168,435            731,659
    Other accrued liabilities                           622,790            665,585
                                                  -------------      -------------
                     Total Current Liabilities        6,109,239         10,431,198
Long-term debt                                        3,450,000          3,750,000
                                                  -------------      -------------
                     Total Liabilities                9,559,239         14,181,198
                                                  -------------      -------------

Stockholders' Equity
    Common stock                                        132,870            125,583
    Capital in excess of par value                   31,256,899         27,641,543
    Note receivable from affiliate                     (481,337)          (919,836)
    Accumulated deficit                              (9,885,184)       (12,513,255)
                                                  -------------      -------------
                     Total Stockholders' Equity      21,023,248         14,334,035
                                                  -------------      -------------
                     Total Liabilities
                     and Stockholders' Equity     $  30,582,487      $  28,515,233
                                                  =============      =============



The accompanying notes are an integral part of these financial statements.


World Access, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)


                                Quarter  Ended June 30       Six Months Ended June 30
                               --------------------------  --------------------------
                                    1996          1995          1996          1995
                               ------------  ------------  ------------  ------------

Sales of products              $  7,681,988  $  1,913,728  $ 16,036,298  $  3,469,538
Service revenues                  3,880,930     2,844,554     7,919,865     5,908,399
                               ------------  ------------  ------------  ------------
   Total Sales                   11,562,918     4,758,282    23,956,163     9,377,937

Cost of products sold             4,596,917     1,239,190    10,811,761     2,313,101
Cost of services                  3,541,134     2,519,086     6,944,275     5,230,221
                               ------------  ------------  ------------  ------------
   Total Cost of Sales            8,138,051     3,758,276    17,756,036     7,543,322
                               ------------  ------------  ------------  ------------
   Gross Profit                   3,424,867     1,000,006     6,200,127     1,834,615

Engineering and development         193,403       144,170       369,898       286,504
Selling, general and admin.       1,429,506       610,915     2,706,567     1,167,846
Amortization of goodwill            111,172        17,912       222,344        22,724
Special charge                        --          980,000         --          980,000
                               ------------  ------------  ------------  ------------
   Operating Income (Loss)        1,690,786      (752,991)    2,901,318      (622,459)

Interest expense                    104,227       120,296       207,232       246,600
Interest and other income           (55,294)       (5,604)     (158,085)      (12,142)
                               ------------  ------------  ------------  ------------
   Income (Loss) Before
   Income Taxes                   1,641,853      (867,683)    2,852,171      (856,917)

Income taxes                        224,100         --          224,100         --
                               ------------  ------------  ------------  ------------
   Net Income (Loss)           $  1,417,753  $   (867,683) $  2,628,071  $   (856,917)
                               ============  ============  ============  ============


Net Income (Loss)
Per Common Share:

   Primary                            $ .10       $ (.13)         $ .19       $ (.13)
                               ============  ============  ============  ============

   Assuming Full Dilution             $ .10       $ (.13)         $ .19       $ (.13)
                               ============  ============  ============  ============


Weighted Average
Shares Outstanding:

   Primary                       13,691,237     6,663,899    13,656,064     6,471,710
                               ============  ============  ============  ============

   Assuming Full Dilution        13,768,455     6,663,899    13,733,282     6,471,710
                               ============  ============  ============  ============



The accompanying notes are an integral part of these financial statements.


World Access, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)



                                                       Capital In         Note
                                           Common      Excess of       Receivable      Accumulated
                                           Stock       Par Value     from Affiliate      Deficit           Total
                                        -----------   ------------   --------------   -------------    ------------

Balance at January 1, 1996              $   125,583   $ 27,641,543   $     (919,836)  $ (12,513,255)   $ 14,334,035

Net income                                                                                2,628,071       2,628,071

Issuance of 597,246 shares for
  Comtech acquisition                         5,972      2,289,757                                        2,295,729

Release of 159,327 shares from
  escrow for AIT acquisition                             1,108,318                                        1,108,318

Repayment of loans by affiliate, net                                        438,499                         438,499

Issuance of 129,395 shares for
  stock options and warrants                  1,294        199,053                                          200,347

Issuance of 2,058 shares for
  matching contribution to 401K Plan             21         18,228                                           18,249
                                        -----------   ------------   --------------   -------------    ------------

Balance at June 30, 1996                $   132,870   $ 31,256,899   $     (481,337)  $  (9,885,184)   $ 21,023,248
                                        ===========   ============   ==============   =============    ============



The accompanying notes are an integral part of these financial statements.


World Access, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

                                                  Six Months Ended June 30
                                                    1996            1995
                                               ------------    ------------
Cash  Flows From Operating Activities:
Net income (loss)                              $  2,628,071    $   (856,917)
Adjustments to reconcile net income (loss)
  to net cash from operating activities:
     Depreciation and amortization                  623,710         462,598
     Provision for inventory reserves                84,400          55,125
     Provision for bad debts                         39,300          12,000
     Stock contributed to employee benefit plan      16,975           8,240
     Special charges                                  ---           980,000
     Changes in operating assets and
        liabilities, from businesses acquired:
          Accounts receivable                     2,003,655          (6,671)
          Inventories                            (3,442,801)         40,033
          Notes receivable from customer           (570,495)          ---
          Accounts payable                          (35,377)       (280,471)
          Other assets and liabilities             (465,711)       (410,328)
                                               ------------    ------------
     Net Cash From Operating Activities             881,727           3,609
                                               ------------    ------------

Cash Flows From Investing Activities:
Acquisition of businesses                            86,947          53,483
Repayment of loans by affiliate, net                438,499           ---
Expenditures for property and equipment            (473,124)        (79,265)
Prepaid rent on equipment lease                       3,907        (262,166)
Technology license                                 (320,539)          ---
                                               ------------    ------------
     Net Cash Used By Investing Activities         (264,310)       (287,948)
                                               ------------    ------------

Cash Flows From Financing Activities:
Short-term debt repayments                       (4,935,220)       (257,700)
Long-term debt repayments                          (200,000)        (30,000)
Debt issue costs                                    (56,546)          ---
Net proceeds from private placement                   ---           766,000
Proceeds from exercise of stock warrants
  and options                                     4,080,075         112,312
                                               ------------    ------------
     Net Cash From (Used By)
     Financing Activities                        (1,111,691)        590,612
                                               ------------    ------------
     Increase (Decrease) in Cash
     and Equivalents                               (494,274)        306,273

     Cash and Equivalents at
     Beginning of Period                          1,886,819         753,264
                                               ------------    ------------

     Cash and Equivalents at End of Period     $  1,392,545    $  1,059,537
                                               ============    ============

Supplemental Schedule of Noncash
Financing and Investing Activities:

Issuance of common stock
  for businesses acquired                      $  3,404,047    $  1,701,645

Reduction in note receivable from
  affiliate to recognize contingent
  purchase price earned                             582,500           ---

Conversion of accounts receivable to
  investment in technology license                  241,919           ---


The accompanying notes are an integral part of these financial statements.



                      World Access, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

                                 June 30, 1996

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

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of the full year.

Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1996.

NOTE 2.  ACQUISITIONS

Comtech Acquisition

On February 21, 1996, the Company entered into an agreement to acquire Comtech Sunrise, Inc. ("Comtech"), a Livermore, California based manufacturer of multiplexers, digital loop carriers and other intelligent transmission and access products. On June 18, 1996, after a mandatory registration process was completed in the State of California, the transaction was completed in its final form whereby Comtech was merged with and into Restor-Comtech, Inc., a wholly owned subsidiary of the Company (the "Comtech Merger"). In connection with the Comtech Merger, the stockholders of Comtech received approximately $100,000 in cash and 385,481 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $6.00 a share or $2.3 million.

In addition to the shares noted above, the stockholders of Comtech were issued 211,765 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $1.8 million in additional purchase price (the "Additional Consideration"), will be released and paid to the stockholders of Comtech contingent upon the realization of predefined levels of pre-tax income from Comtech's operations during three one-year periods beginning January 1, 1996. This Additional Consideration may be paid, at the option of the Company, in the form of cash or restricted shares of the Company's common stock valued at the then current market prices.

The shares placed in escrow were valued by the Company at par value only, or $2,118 in the aggregate. Once conditions for release from escrow have been met, the fair market value of the shares as measured at that time, along with any Additional Consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

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

Pro Forma Results of Operations

In May 1995, the Company acquired AIT, Inc. ("AIT"), a provider of Northern Telecom switching systems, add-on frames and related circuit boards to the telecommunications industry. In October 1995, the Company acquired Westec Communications, Inc. ("Westec"), a provider of wireless systems and repair services to the cable television and telecommunications industries. The results of operations for both AIT and Westec have been included in the Company's consolidated financial statements from their respective dates of acquisition. A detailed discussion of the terms and conditions of these two acquisitions is presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

On a pro forma, unaudited basis, as if the acquisitions of AIT, Westec and Comtech had occurred as of January 1, 1995, total sales, net loss and net loss per common share for the six months ended June 30, 1995 would have been $14,531,000, $(588,000) and $ (.08), respectively. These pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated, or which may occur in the future.

NOTE 3.  SPECIAL CHARGE

In the second quarter of 1995, the Company recorded a one-time special charge of $980,000 for the following items:

    Write-down of test equipment and related tooling          $  675,000
    Consolidation of repair operations                            95,000
    Retirement benefits, search and relocation costs
       for Chief Executive Officer                               150,000
    Other                                                         60,000
                                                              ----------
                                                              $  980,000
                                                              ==========

As a result of the significant decline in circuit board repair revenues experienced by the Company in recent years, the shift in strategic focus to new digital repair services and programs offered by the Company in 1995, the acquisition of AIT and other market considerations, the Company elected to significantly write-down the net book value of certain assets related to repair operations by $675,000. These assets primarily represent test equipment, tooling, dies and diagnostic programs for the repair of analog telecommunications equipment. All of these assets were capitalized in 1988 to 1990 in connection with acquisitions made by the Company.

In addition to the write-down of selected repair assets, a $95,000 charge was recorded to provide for the estimated costs of further consolidating the Company's Beaverton, Oregon repair operations into its Orlando, Florida facility. This charge consists of severance benefits, equipment relocation, lease termination and other costs related to the consolidated plan.

In June 1995, the Company's President and Chief Executive Officer elected to retire. In connection with his retirement, the Company's Board of Directors elected to award approximately $100,000 in retirement benefits consisting primarily of salary and health care insurance through February 1996. An additional provision of $50,000 was also charged to operations for the estimated search and relocation costs expected to be incurred in hiring a replacement.


NOTE 4.  INVENTORIES

Inventories consist of the following:

                                                June 30         December 31
                                                 1996               1995
                                            -------------       ------------
Switching systems, frames and related
  circuit boards                            $   2,127,653       $  5,233,719
Electronic components                           2,077,527          1,595,281
Pay telephone parts                               357,934            346,978
Work in progress                                  272,826            307,438
Other finished goods                              282,831            172,371
                                            -------------       ------------
                                            $   8,224,837       $  4,549,721
                                            =============       ============



NOTE 5.  NOTES RECEIVABLE FROM CUSTOMER

In the second quarter of 1996, the Company sold approximately $965,000 of switching products to a customer under a special financing program. The customer agreed to pay 30% of the purchase price upon shipment and installation of the products and the remaining 70% through the execution of five year notes payable to the Company. The notes bear interest at a rate of 7 1/2% per annum, require monthly payments of principal and interest and are secured by a first lien on the products sold.

NOTE 6.  TECHNOLOGY LICENSE

In March 1996, the Company entered into a memorandum of understanding with International Communication Technologies, Inc. ("ICT") and Eagle Telephonics, Inc. ("Eagle") to manufacture, market and sell a new modular, digital central office switch recently developed by Eagle. In July 1996, a long-term technology licensing agreement was executed by all three parties. As consideration for this license, the Company agreed to pay Eagle $250,000 and provide them $450,000 of manufacturing services. In addition, the Company agreed to pay ICT certain royalties based on future sales of the switch by the Company.

In connection with this licensing and the up-front consideration paid, the Company will also receive 1.2 million restricted shares of Eagle common stock. The fair value of these shares was not material as of June 30, 1996.


NOTE 7.  DEBT

Debt outstanding consists of the following:

                                               June 30         December 31
                                                 1996              1995
                                           ------------       -------------

Revolving credit loans payable to bank     $      ---         $   4,926,142
Term loan payable to bank                     4,000,000           4,200,500
Other notes payable                               ---                 8,578
                                           ------------       -------------
Total debt                                    4,000,000           9,135,220
Amount due within one year                     (550,000)         (5,385,220)
                                           ------------       -------------
Long-term debt                             $  3,450,000       $   3,750,000
                                           ============       =============

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

Aggregate  maturities  of  long-term  debt  are  as  follows:  1997 -- $300,000;
1998 -- $800,000;   1999 - $1,000,000;   2000 -- $1,000,000;   2001 -- $350,000.

Interest on the new bank facility is set at prime plus 1 1/4% or Libor plus 2 1/2%, at the option of the Company. As of June 30, 1996, the interest rate on all bank debt was 8%.

Interest paid was $232,807 and $122,866 for the six months ended June 30, 1996 and 1995, respectively.

NOTE 8.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

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

Common stock issued and outstanding at June 30, 1996 and December 31, 1995 was 13,286,978 and 12,558,279 shares, respectively.

NOTE 9.  SUBSEQUENT EVENT

On August 12, 1996, an Escrow Agreement entered into by certain shareholders of the Company in connection with the Company's initial public offering in August 1991 expired. Since conditions for release during this five year term were not met, 672,419 escrowed shares of Company common stock were cancelled and returned to the Company's capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

         The Company develops, manufacturers, and markets wireline and wireless switching, transmission and access products primarily for the United States, Caribbean Basin and Latin American telecommunications markets. The products offered by the Company include those manufactured by the Company as well as those manufactured by OEMs. To support and complement its product sales, the Company also provides its customers with a broad range of design, manufacturing, testing, installation, repair and other value-added services.

         The Company has recently completed strategic and financial restructuring programs designed to strengthen its management team, reposition the Company as a provider of telecommunications products, improve its financial condition, reduce its operating costs and position the Company for future growth. These programs were undertaken following the losses incurred by the Company in the early 1990s, primarily due to a discontinued smart pay telephone business, and to take advantage of the significant growth opportunities present within the Company's existing customer base and related markets.

         In November 1994, the Company began to rebuild its management team and change its strategic focus by appointing a new Chairman of the Board. In December 1994, three experienced telecommunications executives agreed to serve on the Company's Board of Directors. Throughout 1995 and early 1996, as the Company was changing from providing principally services to providing telecommunications products and related services, the Company further strengthened its management team by recruiting and hiring a new President and Chief Operating Officer, Vice President of Business Development and Vice
President of Operations. These individuals, along with other key managers recruited into the Company during this time frame, bring to the Company significant experience in manufacturing and marketing telecommunications equipment.

         During 1995 and early 1996, the company acquired three businesses in an effort to broaden its line of switching, transmission and access products, enhance its product development capabilities and strengthen its technical base. Effective May 1995, the Company acquired AIT, a full service provider of Northern Telecom switching systems, add-on frames and related circuit boards. Effective October 1995, the Company acquired Westec, a provider of wireless products and services primarily to the cable television industry. Effective January 1996, the Company acquired Comtech, a manufacturer of intelligent transmission and access products.

         The Company realized significant improvements in its sales and other results during 1995 and the six months ended June 30, 1996, primarily as a result of the three acquisitions and the sale of DSC Communications Corporation ("DSC") access products under a distribution agreement entered into in September 1995. The Company's total sales increased by 97.2% in 1995 and 155.5% in the first six months of 1996 when compared to 1994 and the first six months of 1995, respectively. As the Company's sales mix shifted from a majority of service revenues in 1994 (81.8% of total sales) to a majority of product sales in 1995 and the first six months of 1996 (57.7% and 66.9% of total sales, respectively), the Company's gross profit margin increased from 12.9% in 1994 to 21.1% in 1995 and 25.9% in the first six months of 1996. As a percentage of total sales, the Company's operating income (loss) before special charges increased from (8.5%) in 1994 to 8.3% in 1995 and 12.1% in the first six months of 1996. Management will continue to seek further improvements in gross profit margin over time as the Company's product offerings include more internally developed and acquired products containing proprietary technology.

         Since January 1, 1995, the Company has significantly strengthened its balance sheet through improved operating results, the addition of approximately $10 million in new capital and a new five-year $10 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth. The Company's working capital and stockholders' equity have increased from $2.3 million and $1.2 million, respectively, at December 31, 1994 to $11.9 million and $21.0 million, respectively, at June 30, 1996.

Results of Operations.

         The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of total revenues:

                                                         Three Months Ended                  Six Months Ended
                                                               June 30                            June 30
                                                  -------------------------------   ---------------------

                                                       1996             1995              1996            1995
                                                  -------------      -----------     ------------      -------
Sales of products                                       66.4%            40.2%            66.9%            37.0%
Service revenues                                        33.6             59.8             33.1             63.0
                                                  -------------      -----------     ------------      --------
     Total sales                                       100.0            100.0            100.0            100.0

Cost of products sold                                   39.8             26.1             45.1             24.6
Cost of services                                        30.6             52.9             29.0             55.8
                                                  -------------      -----------    -------------      --------
     Total cost of sales                                70.4             79.0             74.1             80.4
                                                  -------------      -----------    -------------      --------

     Gross profit                                       29.6             21.0             25.9             19.6

Engineering and development                              1.7              3.0              1.6              3.1
Selling, general and administrative                     12.3             12.8             11.3             12.4
Amortization of goodwill                                 1.0              0.4              0.9              0.2
Special charge                                          ---              20.6             ---              10.5
                                                  -------------      -----------    ------------       --------

     Operating income (loss)                            14.6            (15.8)            12.1             (6.6)

Interest expense                                         0.9              2.5              0.9              2.6
Interest and other income                               (0.5)            (0.1)            (0.7)            (0.1)
                                                  -------------      -----------    -------------      ---------

    Income (loss) before income taxes                   14.2            (18.2)            11.9             (9.1)

Income taxes                                             1.9              ---              0.9             ---
                                                  -------------      -----------    -------------      -------

   Net income (loss)                                    12.3%           (18.2)%           11.0%            (9.1)%
                                                  =============     ===========     =============      ==========

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

         Sales. Total sales increased $6,805,000, or 143.0%, to $11,563,000 in the second quarter of 1996 from $4,758,000 in the second quarter of 1995. The percentage of product sales to total sales increased to 66.4% in the second quarter of 1996 from 40.2% in the second quarter of 1995.

         Product sales increased $5,768,000, or 301.4% , to $7,682,000 in the second quarter of 1996 from $1,914,000 in the second quarter of 1995. The increase related primarily to an additional $4.1 million of switching products sold by AIT and $1.0 million of transmission and access products sold by Westec and Comtech, both of which were acquired subsequent to June 30, 1995. Sales in the second quarter of 1996 also included $1.1 million of DSC access products pursuant to a distribution agreement entered into in the third quarter of 1995.

         Service revenues increased $1,036,000, or 36.4%, to $3,881,000 in the second quarter of 1996 from $2,845,000 in the second quarter of 1995. The increase related to approximately $325,000 of Westec repair revenues following its acquisition and $510,000 of increased circuit board repair revenues, primarily from a new repair agent contract executed with Century Telephone in July 1995.

         Gross Profit. Gross profit increased $2,425,000, or 242.5%, to $3,425,000 in the second quarter of 1996 from $1,000,000 in the second quarter of 1995. Gross profit margin increased to 29.6% in the second quarter of 1996 from 21.0% in the second quarter of 1995. The improved performance resulted from the 143.0% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

         Gross profit margin on products sold increased to 40.2% in the second quarter of 1996 from 35.2% in the second quarter of 1995 primarily due to the $4.1 million or 476.8% increase in switching products sold by AIT.

         Gross profit margin on service revenues decreased to 8.8% in the second quarter of 1996 from 11.4% in the second quarter of 1995, primarily due to losses experienced by the Company on outsourced repair business. The vast majority of the $510,000 increase in circuit board repair revenues during the second quarter of 1996 related to the repair of equipment outside the Company's catalog of services in connection with "one-stop" repair programs performed for selected customers, including Century Telephone. The Company has recently implemented selected pricing increases and streamlined operating systems and procedures designed to improve its margins on outsourced repair revenues.

         Engineering and Development. Engineering and development expenses increased $49,000, or 34.1%, to $193,000 in the second quarter of 1996 from $144,000 in the second quarter of 1995. The increase in expenses was attributable to the research and product development activities acquired in connection with the acquisition of Comtech. As a result of the 143.0% increase in total sales, engineering and development expenses decreased to 1.7% of total sales in the second quarter of 1996 from 3.0% of total sales in the second quarter of 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $819,000, or 134.0%, to $1,430,000 in the second quarter of 1996 from $611,000 in the second quarter of 1995. The increase primarily related to expenses associated with the operations of the Acquisitions, additional salary and related costs for the Company's Chairman (who took no salary during 1995) and its new President, and the Company's establishment of a dedicated international sales and marketing group and corporate business development function in the first quarter of 1996. As a percentage of total sales, selling, general and administrative expenses decreased to 12.3% in the second quarter of 1996 from 12.8% in the second quarter of 1995.

         Amortization of Goodwill. Amortization of goodwill increased $93,000 to $111,000 in the second quarter of 1996 from $18,000 in the second quarter of 1995, as a result of the goodwill acquired in connection with the Acquisitions.

         Special Charge. In the second quarter of 1995, the Company recorded a one-time charge of $980,000, primarily for the write-down of test equipment and related tooling used in certain repair operations. As a result of a decline in analog circuit board repair revenues, the shift in strategic focus to product sales, new digital repair services and programs offered by the Company, the acquisition of AIT and other market considerations, management elected to significantly write-down the net book value of certain test equipment, tooling, dies and diagnostic programs used to repair analog telecommunications equipment.

         Operating Income (Loss). Operating income increased $2,444,000, or 324.5%, to $1,691,000 in the second quarter of 1996 from ($753,000) in the second quarter of 1995. Operating income margin increased to 14.6% in the second quarter of 1996 from (15.8%) in the second quarter of 1995.

         Interest Expense. Interest expense decreased $16,000, or 13.4%, to $104,000 in the second quarter of 1996 from $120,000 in the second quarter of 1995. The decrease resulted from a reduction in the interest rate on the Company's bank debt due to the lender's reinstatement of a Libor-based interest rate option in July 1995.

         Interest and Other Income. Interest and other income increased $49,000 to $55,000 in the second quarter of 1996 from $6,000 in the second quarter of 1995 due to interest earned on the notes receivable from the former owner of AIT and the Company's invested cash balances.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

         Sales. Total sales increased $14,578,000,  or 155.5%, to $23,956,000 in the first six months of 1996 from $9,378,000 in the first six months of 1995. The percentage of product sales to total sales increased to 66.9% in the first six months of 1996 from 37.0% in the first six months of 1995.

         Product sales increased $12,567,000, or 362.2%, to $16,036,000 in the first six months of 1996 from $3,470,000 in the first six months of 1995. The increase related primarily to an additional $7.3 million of switching products sold by AIT, which was acquired in May 1995, and $1,940,000 million of transmission and access products sold by Westec and Comtech, both of which were acquired subsequent to June 30, 1995. Sales in the first six months of 1996 also included $4.6 million of DSC access products sold pursuant to a distribution agreement entered into in the third quarter of 1995.

         Service revenues increased $2,011,000, or 34.0%, to $7,920,000 in the first six months of 1996 from $5,908,000 in the first six months of 1995. The increase related to approximately $715,000 of Westec repair revenues following its acquisition and $840,000 of increased circuit board repair revenues generated by the introduction of new repair services and a new repair agent contract executed with Century Telephone in July 1995.

         Gross Profit. Gross profit increased $4,366,000, or 238.0%, to $6,200,000 in the first six months of 1996 from $1,835,000 in the first six months of 1995. Gross profit margin increased to 25.9% in the first six months of 1996 from 19.6% in the first six months of 1995. The improved performance resulted from the 155.5% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

         Gross profit margin on products sold decreased to 32.6% in the first six months of 1996 from 33.3% in the first six months of 1995 as a result of the sale of DSC access products. Excluding the sale of these distributed DSC products, gross profit margin for products sold was 41.8%. The improved margin performance or non-distributed products related primarily to the $7.3 million or 844.7% increase in switching products sold by AIT.

         Gross profit margin on service revenues increased to 12.3% in the first six months of 1996 from 11.5% in the first six months of 1995. This improvement related primarily to the economies of scale associated with the 34.0% increase in service revenues and reduced depreciation expense of approximately $150,000 resulting from the special charge taken in the second quarter of 1995 to write down the net book value of certain fixed assets of the Company's repair operations.

         Engineering and Development. Engineering and development expenses increased $83,000, or 29.1%, to $370,000 in the first six months of 1996 from $287,000 in the first six months of 1995. The increase in expenses was attributable to the research and product development activities acquired in connection with the acquisition of Comtech. As a result of the 155.5% increase in total sales, engineering and development expenses decreased to 1.6% of total sales in the first six months of 1996 from 3.1% of total sales in the first six months of 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,539,000, or 131.8%, to $2,707,000 in the first six months of 1996 from $1,168,000 in the first six months of 1995. The increase primarily related to expenses associated with the operations of the Acquisitions, additional salary and related costs for the Company's Chairman (who took no salary during 1995) and its new President, and the Company's establishment of a dedicated international sales and marketing group and corporate business development function in the first quarter of 1996. As a percentage of total sales, selling, general and administrative expenses decreased to 11.3% in the first six months of 1996 from 12.4% in the first six months of 1995.

         Amortization of Goodwill. Amortization of goodwill increased $199,000 to $222,000 in the first six months of 1996 from $23,000 in the first six months of 1995 as a result of the goodwill acquired in connection with the Acquisitions.

         Operating Income (Loss). Operating income increased $3,524,000, or 566.1%, to $2,901,000 in the first six months of 1996 from (622,000) in the first six months of 1995. Operating income margin increased to 12.1% in the first six months of 1996 from (6.6%) in the first six months of 1995.

         Interest Expense. Interest expense decreased $40,000, or 9.6%, to $207,000 in the first six months of 1996 from $247,000 in the first six months of 1995. The decrease resulted from a reduction in the interest rate on the Company's bank debt due to the lender's reinstatement of a Libor-based interest rate option in July 1995 and an additional one percentage point reduction obtained with the Company's new bank agreement in March 1996.

         Interest and Other Income. Interest and other income increased $146,000 to $158,000 in the first six months of 1996 from $12,000 in the first six months of 1995 due to interest earned on notes receivable from stockholders, the note receivable from the former owner of AIT and the Company's invested cash balances. As of March 31, 1996, the notes receivable from stockholders were paid in full.



Liquidity and Capital Resources

         Overview. The Company has traditionally financed its operations and growth through private placements of equity, the exercise of stock warrants and options and bank loans from its primary lender. With the significant increase in total sales and net income in 1995 and the first six months of 1996, cash flows from operations are also becoming a primary cash resource for the Company.

         Cash management is a key element of the Company's operating philosophy and future strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased product development, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. The 1996 Salary Incentive Program discussed below is another example of the Company's efforts to effectively manage its cash position as cash payments related to certain salary costs are not made until sufficient pre-tax profits and accompanying cash flow are generated by the Company.

         Operating Activities. Cash generated by operating activities increased $878,000 to $882,000 in the first six months of 1996 from $4,000 in the first six months of 1995 primarily as a result of the improved net income performance of the Company.

         Accounts receivable decreased $2,130,000, or 22.1%, to $7,518,000 at June 30, 1996 from $9,649,000 at December 31, 1995. Average day sales outstanding at June 30, 1996 were 59 days as compared to 49 days at December 31, 1995. Average days sales outstanding at December 31, 1995 was favorably impacted by the sale of $5.7 million of DSC distributed products to one customer in late December.

         Inventories at June 30, 1996 increased $3,675,000, or 80.8%, over December 31, 1995 levels to $8,225,000. This increase was due primarily to a planned $3.1 million build-up of AIT inventories to support the increased demand for its switching products. The remaining increase related primarily to inventories from the acquisition of Comtech.

         In the second quarter of 1996, the Company sold approximately $965,000 of switching products to a customer under a special financing program. The customer agreed to pay 30% of the purchase price upon shipment and installation of the products and the remaining 70% through the execution of five year notes payable to the Company. The notes bear interest at a rate of 7 1/2% per annum, require monthly payments of principal and interest and are secured by a first lien on the products sold. The Company expects to sell additional products to this customer in the second half of 1996 under the same financing terms. Negotiations are currently in progress with several third party financing companies that have expressed an interest in purchasing these notes payable from the company.

         Investing Activities. In the first six months of 1996, the Company invested $473,000 in capital expenditures, primarily for new test equipment and computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of new acquisitions.

         In March 1995, the Company entered into a four year agreement to lease approximately $1 million of new surface mount manufacturing and automated testing equipment. As part of the lease agreement, the Company paid approximately $220,000 as a first payment and $24,000 for a security deposit. Other Assets on the June 30, 1996 balance sheet includes approximately $250,000 in prepaid rent relating to this lease.

         From May 1995 to January 1996, the Company completed the Acquisitions, which were designed to bring new wireline and wireless switching, transmission and access products and technology into the Company. All of the Acquisitions were relatively similar in structure in that the former owner(s) received initial consideration consisting of a combination of Company common stock and cash, as well as contingent consideration tied to the future profitability of the ongoing business. The majority of the contingent consideration may be paid, at the option of the Company, in the form of common stock valued at its then-current market price. At the time it becomes highly probable that contingent consideration will be earned, it will be measured and recorded on the Company's balance sheet as additional goodwill and stockholders' equity.

         To date, the Company has paid approximately $1.4 million in cash consideration in connection with the Acquisitions, including $582,000 in contingent consideration paid to the previous owner of AIT in February 1996 as a result of AIT's gross profit performance during May 17 to December 31, 1995. The impact of these payments on the Company's cash position has been partially offset by the addition of $805,000 in cash owned by Comtech on the effective date of its acquisition.

         In July 1995, the Company loaned the sole stockholder at AIT $1.3 million in cash in connection with a secured promissory note executed as an integral part of the acquisition of AIT. An additional $1,030,000 may be loaned to the stockholder as specific fully reserved accounts receivable, notes receivable and inventories on AIT's May 17, 1995 balance sheet are collected or realized by the Company. Through June 30, 1996, the Company had loaned an aggregate of $1,646,000 to the stockholder, of which $481,000 remained outstanding at that date.

         The second of four measurement periods for purposes of releasing escrowed shares of Company common stock and paying contingent cash consideration to the former stockholder of AIT was January 1, 1996 to June 30, 1996. In reviewing AIT's gross profit performance for this period, the Company determined that the conditions for release and payment for this second period were met. Accordingly, 159,327 escrowed shares were accounted for as if released and $582,500 in contingent cash payments were accounted for as if paid as of June 30, 1996. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $1.7 million at June 30, 1996. These shares were released and payment was made on August 15, 1996.

         In March 1996, the Company entered into a memorandum of understanding with International Communication Technologies, Inc. ("ICT") and Eagle Telephonics, Inc. ("Eagle") to manufacture, market and sell a new modular, digital central office switch recently developed by Eagle. In July 1996, a long-term technology licensing agreement was executed by all three parties. As consideration of this license, the Company agreed to pay Eagle $250,000 and provide them $450,000 of manufacturing services. In addition, the Company agreed to pay ICT certain royalties based on future sales of the switch by the Company.

         The switch has been designed using advanced digital and microprocessor based technology which permits the provision of complete telephony services including custom features such as call waiting, call forwarding, call conferencing, operator assistance, etc. The switch contains detailed billing software and can also be configured as a Subscriber, Tandem or Gateway switch. The current switch design serves applications up to 4,000 subscriber lines and will be expandable to over 60,000 lines through future software enhancements. Initially, the Company expects to market the switch in the International marketplace due to its compatibility with international standards, flexible programming, modular design, small physical size and tolerance of a wide range of environmental conditions. The Company expects to begin selling and delivering this switch in 1997.

         Financing Activities. Since February 1993, the Company has raised approximately $6.2 million from four placements of common stock to private investors. During June 1995, 306,400 restricted shares of the Company's common stock were sold in a private offering for a gross consideration of $766,000, or $2.50 per share. Participants in the offering also received warrants to purchase a total of 306,400 of additional shares of restricted common stock at $3.50 per share on or prior to June 30, 2000. An additional 861,600 of shares and warrants were sold through this offering in July 1995. Net proceeds from this private placement was used for operational purposes and to complete the acquisition of AIT.

         Additional sources of cash flow for the Company have included bank debt and related payment concessions. In July 1995, the Company received a new $2 million line of credit from its primary lender through November 1997. In March 1996, the Company's bank agreement was amended to increase the revolving line of credit from $2 million to $6 million, reduce the interest rate by one point and extend the bank's commitment until March 2001. The original $4 million term loan, scheduled to mature in November 1997, was replaced with a new $4 million term loan requiring graduated quarterly payments through March 2001. As of June 30, 1996, there was no debt outstanding on the Company's line of credit.

         In October 1995, the Company raised approximately $6.5 million through the exercise of previously issued warrants and non-qualified options to purchase shares of common stock. The vast majority of these securities related to warrants issued in connection with the private offerings discussed above and bank financing agreements. In exercising their warrants or options, investors had the option of paying cash or executing an 8% interest bearing note made payable to the Company. Approximately $2.4 million of the total proceeds was paid in cash and $4.1 million through notes, which were paid in full as of March 31, 1996. There are currently no significant warrants or options outstanding to purchase common stock except those issued under the Company's 1991 Stock Option Plan and a Director warrant plan.

         In July 1996, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission in connection with a proposed public offering of 4,000,000 shares of its common stock (the "Offering"). Of the 4,000,000 shares, 3,000,000 shares are being offered by the Company and 1,000,000 shares are being offered by certain selling stockholders. In addition, the Company has granted the underwriters an option to purchase up to an additional 600,000 shares of common stock to cover over-allotments, if any.

         The Company intends to use $4 million of the net proceeds from the Offering to repay borrowings under the bank term loan discussed above. In consideration of the repayment of the amounts borrowed under the term loan, the Company's primary lender has committed to increase the amount available to the Company under its revolving line of credit from $6 million to $10 million. The Company intends to use the remaining net proceeds from the offering for the acquisition of businesses and technology licenses and other strategic initiatives related to the growth and development of the Company's telecommunications products business and for general corporate purposes including new product development, the expansion of domestic and international sales and marketing efforts and working capital.

         Net Operating Loss Carryforwards. As of December 31, 1995, the Company had approximately $8.5 million in tax net operating loss carryforwards available to reduce future taxable income through the year 2010. In addition, the Company has capital loss carryforwards of approximately $1.2 million expiring in 1998. Due to the exercise of certain stock options and warrants and the issuance of common stock relating to the AIT and Westec acquisitions during 1995, the Company may have undergone an ownership change under Internal Revenue Service regulations which would limit the annual utilization of net operating loss carryforwards. If an ownership change has occurred, the annual limitation would currently be approximately $4.4 million. The Company began recording income tax expense in the second quarter of 1996 under the assumption that the annual limitation will be in effect for 1996.

         Salary Incentive Program. In December 1995, the Company implemented a voluntary salary reduction program designed to improve the Company's cash flow during 1996, further align the objectives of the Company's management and salaried employees with those of the Company's stockholders and potentially provide the Company with significant future tax deductions. Under the program, 61 of the Company's 66 exempt salaried employees agreed to forego $849,254 of their 1996 compensation in exchange for 424,627 non-qualified options to purchase Common Stock at $7.00 per share, the then-current market value of the Common Stock (i.e., one stock option for every $2 of compensation). These options vest 15% for each quarter in 1996 that the Company achieves certain levels of pre-tax profitability. The remaining vesting is tied to the Company meeting specific operational objectives in 1996, including ISO 9002 certification, 25% internal sales growth, return to Nasdaq National Market listing and upgraded information systems that will support accelerated growth.

         Under the 1996 program, employees could participate to a maximum level of 50% of their 1996 salaries. The Company's Chairman, President and Chief Financial Officer each elected to forego 50% of their salary under this program. This program also provides that if certain levels of pre-tax income before special charges is achieved for 1996 in excess of that reported for 1995, a partial or full repayment of salaries will be made in February 1997. Compensation expense for this program will be recorded in 1996 as it becomes highly probable a repayment will be earned. In connection with the Company's pre-tax income performance in the first six months of 1996, a $425,000 expense was recorded for the pro-rata portion of the potential repayment of 1996 salaries under this program. The related liability is included in Accrued Payroll and Benefits on the Company's June 30, 1996 balance sheet.

         Summary. The Company's improved operating performance has significantly enhanced its financial strength and improved it's liquidity. As of June 30, 1996, the Company's stockholders' equity is approximately $21.0 million, long-term debt to equity ratio now stands at approximately 1 to 5, and the current ratio is 3 to 1. The Company had no debt outstanding under its $6 million bank line of credit as of June 30, 1996.

         Management believes that the cash generated from operations and available borrowings under the Company's revolving line of credit will provide the Company with sufficient financial resources to support the working capital requirements of its current operations.

PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security holders

The 1996 Annual Meeting of the stockholders of World Access, Inc. was held on May 23, 1996 at the Company's headquarters in Orlando, Florida. There were 12,682,072 shares of Common Stock issued and outstanding and entitled to vote at the meeting, of which 7,826,112 were present in person or by proxy. At the meeting, the following matters were voted on:

                                                                                   Voting Results
                                                                     For          Against         Withheld
                                                                  ---------     -----------     ------------
Election of directors:
Steven A. Odom                                                    7,824,401                          1,711
Stephen J. Clearman                                               7,824,401                          1,711
William P. O'Reilly                                               7,824,401                          1,711
John D. Phillips                                                  7,824,401                          1,711
Stephen E. Raville                                                7,824,401                          1,711
Hensley E. West                                                   7,824,401                          1,711

To approve an amendment to the 1991 Stock Option Plan to
increase the number of options under such plan from               7,092,815       692,297           41,000
915,000 to 2,500,000.

To approve an amendment to the Company's Restated
Certificate of Incorporation to change the corporate name         7,625,586         5,226          195,300
to World Access, Inc.


Item 5.           Other Information

On June 19, 1996, the Company changed its corporate name to World Access, Inc.

On June 25, 1996, the Company's common stock began trading in the Nasdaq National Market under the symbol "WAXS".

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

4.1-2 Certificate of Amendment to restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 4.1-2 to the Registrant's registration statement on Form S-3, Registration No. 333-07087.

27.1     Financial Data Schedule

(b)      Report on Form 8-K

On June 18, 1996, the Company filed a Report on Form 8-K, disclosing that its acquisition of Comtech-Sunrise, Inc., a Livermore, California-based company which designs, manufactures and markets telecommunications products, was approved by the State of California Department of Corporations and completed in its final form.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                WORLD ACCESS, INC.



                                                By: /s/ Mark A. Gergel
                                                   ------------------------
                                                   Mark A. Gergel
                                                   Vice President and
                                                   Chief Financial Officer


Dated:  August 16, 1996