Form 10-Q/A
period 1996-06-30
WORLD ACCESS INC
filed 1996-08-26
CIK 876279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

                           (Amending Part II, Item 5)
(Mark One)

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

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

       YES [X]      NO

         The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at August 23, 1996 was 12,620,594.

Item 5. Other Information

On June 19, 1996, the Company changed its corporate name to World Access, Inc.

On June 25, 1996, the Company's common stock began trading in the Nasdaq National Market under the symbol "WAXS".

On or about July 25, 1996, the Company received a letter from Rates Technology, Inc. ("RTI") in which RTI alleged the breach of certain agreements (the "RTI Agreements") relating to the Company's smart pay telephone operations, which operations were discontinued in December 1992. Subsequently, the Company has received several additional letters from RTI demanding the payment of certain amounts allegedly due RTI under the RTI Agreements and threatening legal action if such amounts are not paid. The Company does not believe that it has breached the RTI Agreements or that it owes any amounts to RTI thereunder. If RTI commences legal action against the Company, the Company believes that it has meritorious defenses to any such action and intends to vigorously defend itself.

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


Dated:  August 26, 1996