Form 10-Q/A
period 1996-06-30
WORLD ACCESS INC
filed 1996-09-23
CIK 876279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-Q/A

                                Amendment No. 2

                       (Amending Part II, Items 5 and 6)
(Mark One)

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

         The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at August 23, 1996 was 12,620,719.

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

         On September 6, 1996, the Company entered into a Settlement and Release Agreement (the "Release Agreement") with RTI. The Release Agreement modifies the terms of the RTI Agreements relating to the Company's smart pay telephone operations, which operations were discontinued in December 1992. Pursuant to the terms and conditions of the Release Agreement: (i) the Company and RTI terminated one of the RTI Agreements and extended the term of a license granted by RTI to the Company; (ii) the Company paid to RTI $25,000.00 in cash; and
(iii) the Company and RTI each received a general release from the other party from any and all claims or disputes, of any nature whatsoever, direct or indirect, from the beginning of time through, and including, the date of the execution of the Release Agreement, including, without limitation, any and all claims or disputes between the parties arising from the terms and conditions of the RTI Agreements.


Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits

4.1-2    Certificate of Amendment to restated  Certificate of Incorporation,  as amended, incorporated herein by reference to Exhibit 4.1-2 to the Registrant's registration statement on Form S-3, Registration No. 333-07087.

27.1     Financial Data Schedule

99.1 Settlement and Release Agreement dated as of September 6, 1996 by and between World Access, Inc. and Rates Technology, Inc.


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

                                                     WORLD ACCESS, INC.



                                                     By:  /s/ Mark A. Gergel
                                                        ------------------------
                                                        Mark A. Gergel
                                                        Vice President and Chief
                                                        Financial Officer


Dated:  September 23, 1996

 Exhibit No. 99-1


                                     SETTLEMENT AND RELEASE AGREEMENT

         THIS SETTLEMENT AND RELEASE AGREEMENT (the "Agreement") is made and entered into as of the 6th day of September, 1996, by and between RATES TECHNOLOGY INC., a Delaware corporation ("Rates"), and WORLD ACCESS, INC. (f/k/a Restor Industries, Inc.), a Delaware corporation (the "Company").

                                           W I T N E S S E T H:

         WHEREAS, the Company and Rates entered into that certain Nonexclusive Patent License dated August 19, 1991, as amended by that certain Addendum to Non-Exclusive Patent License dated as of February 21, 1992 (the "License"), and that certain Agreement dated August 19, 1991 (the "Rates Agreement"), whereby Rates licensed to the Company certain rights (the "Licensed Rights") with respect to the manufacture and sale of Pay Telephones (as defined in the License) containing pay telephone technology covered by U.S. Patent No. 4,122,308 entitled "Telephone Call Metering Device" (the "Patent"), and the Company agreed to pay to Rates License Fees and Foreign License Fees (as each term is defined in Section 3 of the License) in consideration for the grant of the Licensed Rights;

         WHEREAS, the Company and Rates are in disagreement as to their respective rights and obligations with respect to the License and the Rates Agreement; and

         WHEREAS, the parties hereto wish to terminate the Rates Agreement, clarify their rights and obligations with respect to the License and give their mutual and general releases of all their respective claims in the manner and on the conditions set forth herein.

         NOW,  THEREFORE,  in  consideration  of the  premises and of the mutual promises and releases herein contained, and other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by both parties hereto, it is hereby agreed as follows:

           Section 1. Cancellation of the Rates Agreement. Notwithstanding any of the terms and conditions of the Rates Agreement to the contrary with respect to the termination thereof, the Company and Rates hereby terminate the Rates Agreement, effective as of the date of this Agreement. Each of the parties hereto agrees that neither the Company nor Rates shall have or possess any rights against or obligations to the other party thereto with respect to any of the representations, warranties, covenants and agreements set forth therein. In addition, each of the parties hereto covenants and agrees that the termination of the Rates Agreement as set forth herein shall not constitute a breach or default under or create any further or additional duties or obligations with respect to the License by either party hereto.

           Section 2. Extension of the License. The Company and Rates hereby agree that, notwithstanding the terms and conditions of the License to the contrary with respect to the term thereof, the term of the License, as set forth in Section 3.A. thereof, shall be extended until the date of the expiration of the Patent, as such expiration date may be extended, for any reason, from time to time.

           Section 3. Consideration for Extension. In addition to the mutual covenants, agreements and releases granted herein, as consideration for the extension of the License as set forth herein, the Company shall pay to Rates, contemporaneously with the execution and delivery of this Agreement, cash in the amount of TWENTY-FIVE THOUSAND DOLLARS ($25.000.00) (the "Consideration") by wire transfer on the date hereof of immediately available federal funds to an account designated by Rates. To the best knowledge of the Company, as of the date hereof, the Company has not sold more than five hundred (500) Pay Telephones in the United States, its territories, dependencies and possessions.

           Section 4. Priority; No Further Obligations. To the extent the terms and conditions of this Agreement alter or vary the terms and conditions of the License, the parties hereto agree that the terms and conditions of this Agreement shall be deemed to have modified, amended and superseded the terms and conditions of the License, notwithstanding any terms or conditions therein to the contrary. Each of the parties hereto agrees that the Company's obligations to Rates as set forth in this Agreement shall be the only obligations of the Company with respect to the payment of License Fees, Foreign License Fees or other royalties for the use of the Licensed Rights, and the Company shall have no further duties or obligations to Rates with respect to the payment of any further, supplemental or additional License Fees, Foreign License Fees or other royalties for the use of the Licensed Rights. Each of the parties hereto further agrees that the rights, duties and obligations of the Company as set forth herein represent the entire consideration payable by the Company to Rates for the grant of the Licensed Rights by Rates to the Company, and Rates shall have no claims or causes of action against the Company with respect to the Company's use of the Licensed Rights from and after the date of this Agreement.

         Section  5.  No  Other  Amendments  to  License.   Except   as  amended
hereby, the terms and provisions of the License shall remain in full force and effect.

         Section 6. Release of Claims by Rates. Notwithstanding anything in the Rates Agreement, the License or any other agreement between Rates and the Company to the contrary, Rates, for itself and on behalf of its shareholders, directors, officers, affiliates, employees, agents, representatives, successors and assigns, hereby releases, waives, acquits, withdraws, retracts and forever discharges any and all claims, manner of actions, causes of action, whether at law or in equity, suits, judgments, debts, liens, contracts, agreements, promises, liabilities, demands, damages, losses, costs, expenses or disputes, known or unknown, fixed or contingent, which it now has or may have hereafter, directly or indirectly, individually or in any capacity (collectively, "Claims"), against the Company or, to the extent applicable, any and all of the Company's present or former affiliates, parents, subsidiaries, predecessors, successors and assigns, as well as its present or former owners, stockholders, investors, lenders, agents, independent contractors, directors, officers, partners, employees, associates, representatives, consultants, attorneys and insurers, by reason of any act, omission, matter, cause or thing whatsoever, from the beginning of time to, and including, the date of the execution of this Agreement; provided, however, that the foregoing shall in no way affect the rights of the parties arising under this Agreement.

         Section 7. Release of Claims by the Company. Notwithstanding anything in the Rates Agreement, the License or any other agreement between Rates and the Company to the contrary, the Company, for itself and on behalf of its shareholders, directors, officers, affiliates, employees, agents, representatives, successors and assigns, hereby releases, waives, acquits, withdraws, retracts and forever discharges any and all Claims against Rates or, to the extent applicable, any and all of Rates' present or former affiliates, parents, subsidiaries, predecessors, successors and assigns, as well as its present or former owners, stockholders, investors, lenders, agents, independent contractors, directors, officers, partners, employees, associates, representatives, consultants, attorneys and insurers, by reason of any act, omission, matter, cause or thing whatsoever, from the beginning of time to, and including, the date of the execution of this Agreement; provided, however, that the foregoing shall in no way affect the rights of the parties arising under this Agreement.

         Section 8. Non-Assignment of Claims. Each of the parties hereto represents and warrants to the other party hereto that it has not made any assignment or other transfer of any interest in or right to any claim released by such party under the terms of this Agreement.

         Section 9.    Miscellaneous.

                  a. Binding Effect; Construction. The covenants contained herein shall bind, and the benefits hereof shall inure to the benefit of, the respective heirs, personal representatives, administrators, successors and permitted assigns, to the extent applicable, of the parties hereto. Unless the context otherwise requires, the singular shall be construed to include the plural and the plural the singular, and the masculine shall be construed to include the feminine and the neuter and the feminine and the neuter the masculine.

                  b. Entire Agreement; Severability. This Agreement contains the entire agreement between the parties hereto relating to the matters provided herein, and no representations, promises or agreements, oral or otherwise, not expressly contained or incorporated by reference herein shall be binding on either party hereto. The provisions of this Agreement are severable and the invalidity of one or more of the provisions herein shall not have any effect upon the validity or enforceability of any other provision hereof.

                  c. Governing Law. This Agreement shall be governed by, construed and enforced in accordance with the laws of the State of New York, without giving effect to any principles of conflict of laws.

                  d. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and both of which together shall constitute one and the same agreement.

                  e. Understanding of the Parties. EACH OF THE UNDERSIGNED PARTIES FURTHER ACKNOWLEDGES THAT IT HAS CAREFULLY READ EACH OF THE TERMS AND PROVISIONS OF THIS SETTLEMENT AND RELEASE AGREEMENT AND UNDERSTANDS ITS CONTENTS, THAT EACH PARTY HERETO EXECUTED THIS SETTLEMENT AND RELEASE AGREEMENT AS ITS OWN FREE ACT AND DEED, AND EACH PARTY HERETO REPRESENTS AND WARRANTS TO BE DULY AUTHORIZED AND COMPETENT TO EXECUTE THIS SETTLEMENT AND RELEASE AGREEMENT.

         IN WITNESS WHEREOF, Rates and the Company have each caused this Agreement to be executed, sealed and delivered, all as of the date and year first written above.


                                         RATES TECHNOLOGY INC.



                                         By:  \s\ Ginny Anne Cylvick
                                              ----------------------------
                                         Its: Vice President of Operations



                                         WORLD ACCESS, INC.


                                         By:   \s\ Mark A. Gergel
                                               ---------------------------
                                         Its:  Vice President and Chief
                                               Financial Officer