Form 10-Q
period 1996-09-30
WORLD ACCESS INC
filed 1996-11-14
CIK 876279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

   (Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Three Months Ended September 30, 1996.

OR

    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ________.


                         Commission file number 0-19998

                               WORLD ACCESS, INC.
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                                  65-0044209
        (State of Incorporation)            (I.R.S. Employer Identification No.)

        945 E. Paces Ferry Road,
      Suite 2240, Atlanta Georgia                           30326
(Address of principal executive offices)                  (Zip Code)

                                 (404) 231-2025
                        (Registrant's telephone number)



          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, Par Value $.01 Per Share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   YES [X]      NO [ ]

         The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at November 13, 1996 was 16,163,069.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

World Access, Inc. and Subsidiaries

Consolidated Balance Sheets

                                               September 30        December 31
                                                    1996                1995
                                               ------------        ------------
                                                (Unaudited)

ASSETS
Current Assets
     Cash and equivalents                     $     784,936       $   1,886,819
     Proceeds receivable from stock offering     22,500,000               ---
     Accounts receivable                          8,285,359           9,648,817
     Inventories                                 11,112,876           4,549,721
     Notes receivable from stockholders               ---             3,879,728
     Other current assets                           774,294             688,367
                                               ------------        ------------
           Total Current Assets                  43,457,465          20,653,452
Property and equipment                            2,570,181           2,062,749
Technology license                                  773,652               ---
Intangible assets                                 9,404,546           5,084,184
Other assets                                        674,063             714,848
                                               ------------        ------------
           Total Assets                       $  56,879,907       $  28,515,233
                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term debt                           $     575,000       $   5,385,220
    Accounts payable                              4,294,960           3,648,734
    Accrued payroll and benefits                  1,671,442             731,659
    Accrued stock offering costs                    511,975               ---
    Other accrued liabilities                       816,032             665,585
                                               ------------        ------------
           Total Current Liabilities              7,869,409          10,431,198
Long-term debt                                    3,300,000           3,750,000
                                               ------------        ------------
           Total Liabilities                     11,169,409          14,181,198
                                               ------------        ------------
Stockholders' Equity
    Common stock                                    156,280             125,583
    Capital in excess of par value               53,882,879          27,641,543
    Note receivable from affiliate                  (86,814)           (919,836)
    Accumulated deficit                          (8,241,847)        (12,513,255)
                                               ------------        ------------
           Total Stockholders' Equity            45,710,498          14,334,035
                                               ------------        ------------
           Total Liabilities and
           Stockholders' Equity               $  56,879,907       $  28,515,233
                                               ============        ============




The accompanying notes are an integral part of these financial statements.


World Access, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)


                               Quarter  Ended September 30    Nine Months Ended September 30
                              ----------------------------    ------------------------------
                                  1996             1995             1996            1995
                              -----------      -----------      -----------      ----------
Sales of products            $  8,125,467     $  3,392,346     $ 24,161,765     $ 6,861,884
Service revenues                4,293,899        3,268,166       12,213,764       9,176,565
                              -----------      -----------      -----------      ----------
   Total Sales                 12,419,366        6,660,512       36,375,529      16,038,449

Cost of products sold           4,810,170        1,924,593       15,621,931       4,237,694
Cost of services                3,591,677        2,891,891       10,547,681       8,122,112
                              -----------      -----------      -----------      ----------
   Total Cost of Sales          8,401,847        4,816,484       26,169,612      12,359,806
                              -----------      -----------      -----------      ----------
   Gross Profit                 4,017,519        1,844,028       10,205,917       3,678,643

Engineering and development       242,983          165,237          618,001         451,741
Selling, general
 and administrative             1,678,647          938,986        4,368,365       2,106,832
Amortization of goodwill          141,962           44,112          364,306          66,836
Special charges                     ---              ---              ---           980,000
                              -----------      -----------      -----------      ----------
   Operating Income             1,953,927          695,693        4,855,245          73,234

Interest expense                  101,360          109,573          308,592         356,173
Interest and other income         (24,700)         (40,534)        (182,785)        (52,676)
                              -----------      -----------      -----------      ----------
   Income (Loss) Before
   Income Taxes                 1,877,267          626,654        4,729,438        (230,263)

Income taxes                      233,930            ---            458,030           ---
                              -----------      -----------      -----------      ----------
   Net Income (Loss)         $  1,643,337     $    626,654     $  4,271,408     $  (230,263)
                              ===========      ===========      ===========      ==========

Net Income (Loss) Per
Common Share                 $        .12     $        .10     $        .31     $      (.03)
                              ===========      ===========      ===========      ==========


Weighted Average
Shares Outstanding             13,835,374        7,930,871      13,694,591        6,967,960
                              ===========      ===========      ===========      ==========


The accompanying notes are an integral part of these financial statements.

World Access, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)



                                                        Capital In         Note
                                            Common      Excess of       Receivable      Accumulated
                                            Stock       Par Value     from Affiliate      Deficit           Total
                                          ----------    -----------    ------------     ------------     -----------
Balance at January 1, 1996               $   125,583   $ 27,641,543   $    (919,836)   $ (12,513,255)   $ 14,334,035

Net income                                                                                 4,271,408       4,271,408

Issuance of 3,000,000 shares for
  secondary public offering,net               30,000     21,645,000                                       21,675,000

Issuance of 597,246 shares for
  Sunrise acquisition                          5,972      2,289,757                                        2,295,729

Release of 318,654 shares from
  escrow for AIT acquisition                              2,042,373                                        2,042,373

Repayment of loans by affiliate, net                                        833,022                          833,022

Issuance of 141,980 shares for
  stock options and warrants                   1,420        232,250                                          233,670

Retirement of 672,419 escrowed
   shares from initial public offering        (6,724)         6,724                                            ---

Issuance of 2,883 shares for
  matching contribution to 401K plan              29         25,232                                           25,261
                                          ----------    -----------    ------------     ------------     -----------
Balance at September 30, 1996            $   156,280   $ 53,882,879   $     (86,814)   $  (8,241,847)   $ 45,710,498
                                          ==========    ===========    ============     ============     ===========



The accompanying notes are an integral part of these financial statements.

World Access, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

                                                  Nine Months Ended September 30
                                                  ------------------------------
                                                       1996            1995
                                                   ------------    ------------
Cash  Flows From Operating Activities:
Net income (loss)                                 $   4,271,408   $    (230,263)
Adjustments to reconcile net income
 (loss) to net cash from (used by)
 operating activities:
   Depreciation and amortization                        996,495         674,334
   Provision for inventory reserves                     148,150         113,970
   Provision for bad debts                              117,356          33,000
   Stock contributed to employee benefit plan            25,261          12,742
   Special charges                                        ---           866,112
   Changes in operating assets and
    liabilities, net of effects from
    businesses acquired:
      Accounts receivable                             1,158,614      (1,167,007)
      Inventories                                    (6,394,590)       (503,915)
      Accounts payable                                  491,569        (709,481)
      Accrued payroll and benefits                      939,783         484,070
      Other assets and liabilities                     (214,278)       (771,110)
                                                   ------------    ------------
   Net Cash From (Used By) Operating Activities       1,539,768      (1,197,548)
                                                   ------------    ------------

Cash Flows From Investing Activities:
Acquisition of businesses                              (583,621)         (1,517)
Repayments by (loans to) affiliate                      833,022      (1,386,500)
Technology license                                     (531,733)          ---
Expenditures for property and equipment                (848,832)       (155,323)
Prepaid rent on equipment lease                           5,906        (274,300)
                                                   ------------    ------------
   Net Cash Used By Investing Activities             (1,125,258)     (1,817,640)
                                                   ------------    ------------

Cash Flows From Financing Activities:
Net proceeds from private equity offerings                ---         2,835,000
Short-term debt borrowings (repayments)              (4,935,220)        101,851
Long-term debt repayments                              (325,000)       (125,000)
Proceeds from exercise of stock
 warrants and options                                 4,113,398         212,615
Stock offering costs                                   (313,025)          ---
Debt issue costs                                        (56,546)          ---
                                                   ------------    ------------
   Net Cash From (Used By) Financing Activities      (1,516,393)      3,024,466
                                                   ------------    ------------

   Increase (Decrease) in Cash and Equivalents       (1,101,883)          9,278
   Cash and Equivalents at Beginning of Period        1,886,819         753,264
                                                   ------------    ------------
   Cash and Equivalents at End of Period          $     784,936   $     762,542
                                                   ============    ============

Supplemental Schedule of Noncash Financing and
  Investing Activities:
Issuance of common stock for businesses acquired  $   4,332,130   $   2,273,418
Reduction in note receivable from affiliate
  to recognize contingent purchase price earned         582,500         582,500
Conversion of accounts receivable to investment
  in technology license                                 241,919           ---



The accompanying notes are an integral part of these financial statements.

                      World Access, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

                               September 30, 1996

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of the full year.

Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1996.

NOTE 2.  ACQUISITIONS

Sunrise Acquisition

On February 21, 1996, the Company entered into an agreement to acquire Comtech Sunrise, Inc. ("Sunrise"), a Livermore, California based manufacturer of multiplexers, digital loop carriers and other intelligent transmission and access products. On June 18, 1996, after a mandatory registration process was completed in the State of California, the transaction was completed in its final form whereby Sunrise was merged with and into Restor-Comtech, Inc., a wholly owned subsidiary of the Company (the "Sunrise Merger"). Restor - Comtech, Inc. subsequently changed its name to Sunrise Sierra, Inc. In connection with the Sunrise Merger, the stockholders of Sunrise received approximately $100,000 in cash and 385,481 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $6.00 a share or $2.3 million.

In addition to the 385,481 shares noted above, the stockholders of Sunrise were issued 211,765 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $1.8 million in additional purchase price (the "Additional Consideration"), will be released and paid to the stockholders of Sunrise contingent upon the realization of predefined levels of pre-tax income from Sunrise's operations during three one-year periods beginning January 1, 1996. This Additional Consideration may be paid, at the option of the Company, in the form of cash or restricted shares of the Company's common stock valued at the then current market prices.

The shares placed in escrow were valued by the Company at par value only, or $2,118. Once conditions for release from escrow have been met, the fair market value of the shares as measured at that time, along with any Additional Consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

The acquisition of Sunrise has been accounted for using the purchase method of accounting. Accordingly, the results of Sunrise's operations have been included in the accompanying consolidated financial statements from January 1, 1996, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $1.5 million, has been recorded as goodwill and is being amortized over a 15 year period.

AIT Contingent Purchase Price Earned

In May 1995, the Company acquired AIT, Inc. ("AIT"), a provider of switching systems, add-on frames and related circuit boards to the telecommunications industry. As part of the total consideration paid by the Company, the sole stockholder of AIT was issued 637,308 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $2,330,000 in potential cash payments, may be released to the sole stockholder over a two year period ending June 30, 1997 contingent upon the realization of predefined levels of gross profit from AIT's operations during this same period. To the extent cash consideration is paid, the sole stockholder will immediately be required to repay the equivalent amount of borrowings outstanding under a promissory note entered into with the Company in connection with the acquisition. Once repaid, the stockholder will not be entitled to reborrow such funds.

The first measurement period for purposes of releasing escrowed shares and paying contingent cash consideration was May 17, 1995 to December 31, 1995. In reviewing AIT's gross profit performance as of September 30, 1995, the Company determined that it was highly probable that the conditions for release and payment for this first period would be met. Accordingly, 159,327 escrowed shares were accounted for as if released and $582,500 in contingent cash payments were accounted for as if paid as of September 30, 1995. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $1.1 million at September 30, 1995. These shares were released and payment was made to the former stockholder of AIT on February 15, 1996.

The second measurement period for purposes of releasing escrowed shares and paying contingent cash consideration was January 1, 1996 to June 30, 1996. In reviewing AIT's gross profit performance for this period, the Company determined that the conditions for release and payment for this second period were met. Accordingly, 159,327 escrowed shares were accounted for as if released and $582,500 in contingent cash payments were accounted for as if paid as of June 30, 1996. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $1.7 million at June 30, 1996. These shares were released and payment was made to the former stockholder of AIT on August 15, 1996.

The third measurement period for purposes of releasing escrowed shares and paying contingent cash consideration is July 1, 1996 to December 31, 1996, with actual release and payment to be made on February 15, 1997. In reviewing AIT's gross profit performance as of September 30, 1996, the Company determined that it was highly probable that the conditions for release and payment for this third period would be met. Accordingly, 159,327 escrowed shares were accounted for as if released and $582,500 in contingent cash payments were accounted for as if paid as of September 30, 1996. The net effect of this accounting was to increase goodwill and stockholder's equity by approximately $1.5 million at September 30, 1996.

Pro Forma Results of Operations

In addition to the Sunrise and AIT acquisitions noted above, the Company acquired Westec Communications, Inc. ("Westec"), a provider of wireless systems and repair services to the cable television and telecommunications industries, in October 1995. The results of operations for AIT, Westec, and Sunrise have been included in the Company's consolidated financial statements from their respective dates of acquisition. A detailed discussion of the terms and conditions of the AIT and Westec acquisitions is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

On a pro forma, unaudited basis, as if the acquisitions of AIT, Westec and Sunrise had occurred as of January 1, 1995, total sales, net income and net income per common share for the nine months ended September 30, 1995 would have been $22,898,000, $229,000 and $.02, respectively. These pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated, or which may occur in the future.

NOTE 3.  SPECIAL CHARGE

In the second quarter of 1995, the Company recorded a one-time special charge of $980,000 for the following items:


      Write-down of test equipment and related tooling           $      675,000
      Consolidation of repair operations                                 95,000
      Retirement benefits, search and relocation costs
         for Company President                                          150,000
      Other                                                              60,000
                                                                  -------------
                                                                 $      980,000
                                                                  =============

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


NOTE 4.  INVENTORIES

Inventories consist of the following:

                                                    September 30   December 31
                                                        1996          1995
                                                    ------------   ------------

Switching systems, frames and
  related circuit boards                           $   7,058,369  $   2,127,653
Electronic components                                  2,737,498      1,595,281
Pay telephone parts                                      422,303        346,978
Work in progress                                         636,047        307,438
Other finished goods                                     258,659        172,371
                                                    ------------   ------------
                                                   $  11,112,876  $   4,549,721
                                                    ============   ============

NOTE 5.  TECHNOLOGY LICENSE

In March 1996, the Company entered into a memorandum of understanding with International Communication Technologies, Inc. ("ICT") and Eagle Telephonics, Inc. ("Eagle") to manufacture, market and sell a new modular, digital central office switch recently developed by Eagle. In July 1996, a long-term technology licensing agreement was executed by all three parties. As consideration for this license, the Company paid Eagle $250,000 in cash and agreed to provide it $450,000 of manufacturing services, the majority of which were performed prior to July 1996. Effective January 1, 1997, the license fees paid Eagle will be amortized to expense over the estimated useful life of the license.

In addition to the up front consideration, the Company will pay ICT certain royalties based on future sales of the switch by the Company. In August 1996, the Company agreed to prepay up to $270,000 in royalties related to future switch sales at a significantly discounted royalty rate. As of September 30, 1996, $75,000 of prepayments had been made.

In connection with this license and the up front consideration paid, the Company received 1.2 million restricted shares of Eagle common stock. The fair value of these shares was not material as of September 30, 1996.


NOTE 6.  DEBT

Debt outstanding consists of the following:

                                                September 30      December 31
                                                    1996              1995
                                                 -----------      -----------

Revolving credit loans payable to bank          $      ---       $  4,926,142
Term loan payable to bank                          3,875,000        4,200,500
Other notes payable                                    ---              8,578
                                                 -----------      -----------
Total debt                                         3,875,000        9,135,220
Amount due within one year                          (575,000)      (5,385,220)
                                                 -----------      -----------
Long-term debt                                  $  3,300,000     $  3,750,000
                                                 ===========      ===========

In March 1996, the Company and its primary lender amended their existing bank credit facility to increase the Company's revolving line of credit from $2 million to $6 million, reduce the interest rate by one percent and extend the bank's commitment until March 2001. The existing $4 million term loan, originally scheduled to mature in November 1997, was replaced with a new $4 million term loan requiring escalating quarterly payments through March 2001.

In October 1996, the Company repaid the $3,875,000 outstanding under the term loan from proceeds received in connection with the Company's secondary public offering (see "Note 7").In connection with the completion of the public offering and the repayment of the term loan, the Company's primary lender committed to increase the Company's available revolving line of credit from $6 million to $10 million.

Interest on the new bank facility is set at prime plus 1 1/4% or Libor plus 2 1/2%, at the option of the Company. As of September 30, 1996, the interest rate on all bank debt was 8%.

Interest paid was $305,769 and $311,753 for the nine months ended September 30, 1996 and 1995, respectively.

NOTE 7.  EARNINGS PER SHARE AND STOCKHOLDERS' EQUITY

On August 12, 1996, an Escrow Agreement entered into by certain stockholders of the Company in connection with the Company's initial public offering in August 1991 expired. Since conditions for release during this five year term were not met, 672,419 escrowed shares of Company common stock were returned to the Company and are now authorized but unissued shares.

On September 25, 1996, 3.0 million shares of Company common stock were sold in a secondary public offering at a price of $8.00 per share. On October 2, 1996, the Company received $22.5 million from this offering, after the application of a 6.25% underwriter discount fee. Additional expenses incurred by the Company in connection with this offering were estimated at $825,000 as of September 30, 1996.

In addition to the shares sold in September 1996, the Company granted the underwriters an option to purchase up to an additional 487,500 shares of common stock to cover over-allotments. In October 1996, the underwriters exercised the over-allotment option in full (see "Note 8").

The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options and warrants. A total of 435,090 common shares held in escrow from certain acquisitions have been excluded from the earnings per share calculations because the conditions for release of shares from escrow have not been satisfied.

Common stock issued and outstanding at September 30, 1996 and December 31, 1995 was 15,627,969 and 12,558,279 shares, respectively.

NOTE 8.           SUBSEQUENT EVENT

In October 1996, the underwriters of the Company's secondary offering exercised the over-allotment option in full and purchased from the Company an additional 487,500 shares of common stock at a price of $8.00 per share. As a result, the Company received additional cash proceeds of approximately $3.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company develops, manufacturers, and markets wireline and wireless switching, transmission and access products primarily for the United States, Caribbean Basin and Latin American telecommunications markets. The products offered by the Company include those manufactured by the Company as well as those manufactured by other companies. To support and complement its product sales, the Company also provides its customers with a broad range of design, manufacturing, testing, installation, repair and other value-added services.

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

         During 1995 and early 1996, the Company acquired three businesses (the "Acquisitions") in an effort to broaden its line of switching, transmission and access products, enhance its product development capabilities and strengthen its technical base. Effective May 1995, the Company acquired AIT, a full service provider of Northern Telecom switching systems, add-on frames and related circuit boards. Effective October 1995, the Company acquired Westec, a provider of wireless products and services primarily to the cable television industry. Effective January 1996, the Company acquired Sunrise, a manufacturer of intelligent transmission and access products.

         The Company realized significant improvements in its sales and operating results during 1995 and the nine months ended September 30, 1996, primarily as a result of the three acquisitions and the sale of DSC Communications Corporation ("DSC") access products under a distribution agreement entered into in September 1995. The Company's total sales increased by 97.2% in 1995 and 126.8% in the first nine months of 1996 when compared to 1994 and the first nine months of 1995, respectively. As the Company's sales mix shifted from a majority of service revenues in 1994 (81.8% of total sales) to a majority of product sales in 1995 and the first nine months of 1996 (57.7% and 66.4% of total sales, respectively), the Company's gross profit margin increased from 12.9% in 1994 to 21.1% in 1995 and 28.1% in the first nine months of 1996. As a percentage of total sales, the Company's operating income (loss) before special charges increased from (8.5%) in 1994 to 8.3% in 1995 and 13.3% in the first nine months of 1996. Management will continue to seek further improvements in gross profit margin over time as the Company's product offerings include more internally developed and acquired products containing proprietary technology.

         Since January 1, 1995, the Company has significantly strengthened its balance sheet through improved operating results, $10 million in new capital from private placements of the Company's common stock, and a recently completed secondary public stock offering that provided the Company approximately $25.5 million in cash proceeds. The Company has used this improved financial strength to facilitate acquisitions and support the working capital requirements associated with the Company's growth. The Company's working capital and stockholders' equity have increased from $2.3 million and $1.2 million, respectively, at December 31, 1994 to $35.6 million and $45.7 million, respectively, at September 30, 1996.

Results of Operations

         The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of total revenues:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30                       September 30
                                                  -------------------------------   -------------------------------
                                                       1996             1995              1996            1995
                                                  -------------      -----------     ------------      ------------

Sales of products                                       65.4%            50.9%            66.4%            42.8%
Service revenues                                        34.6             49.1             33.6             57.2
                                                  -------------      -----------     ------------      ------------
     Total sales                                       100.0            100.0            100.0            100.0

Cost of products sold                                   38.7             28.9             42.9             26.4
Cost of services                                        29.0             43.4             29.0             50.7
                                                  -------------      -----------    -------------      ------------
     Total cost of sales                                67.7             72.3             71.9             77.1
                                                  -------------      -----------    -------------      ------------

     Gross profit                                       32.3             27.7             28.1             22.9

Engineering and development                              2.0              2.5              1.7              2.8
Selling, general and administrative                     13.5             14.1             12.0             13.1
Amortization of goodwill                                 1.1              0.7              1.1              0.4
Special charges                                          ---              ---              ---              6.1
                                                  -------------      -----------    ------------       ------------

     Operating income                                   15.7             10.4             13.3              0.5

Interest expense                                         0.8              1.6              0.8              2.2
Interest and other income                               (0.2)            (0.6)            (0.5)            (0.3)
                                                  -------------      -----------    -------------      -------------

    Income (loss) before income taxes                   15.1              9.4             13.0             (1.4)

Income taxes                                             1.9              ---              1.3              ---
                                                  -------------      -----------    -------------      -------------

   Net income (loss)                                    13.2%             9.4%            11.7%            (1.4)%
                                                  =============      ===========    =============      =============


Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

         Sales. Total sales increased $5,758,000, or 86.5%, to $12,419,000 in the third quarter of 1996 from $6,661,000 in the third quarter of 1995. The percentage of product sales to total sales increased to 65.4% in the third quarter of 1996 from 50.9% in the third quarter of 1995.

         Product sales increased $4,733,000, or 139.5% , to $8,125,000 in the third quarter of 1996 from $3,392,000 in the third quarter of 1995. The increase related primarily to an additional $3.6 million of switching products sold by AIT and $1.0 million of transmission and access products sold by Westec and Sunrise, both of which were acquired subsequent to September 30, 1995.

         Service revenues increased $1,026,000, or 31.4%, to $4,294,000 in the third quarter of 1996 from $3,268,000 in the third quarter of 1995. The increase related to approximately $464,000 of Westec repair revenues following its acquisition and $547,000 of increased circuit board repair revenues, primarily from a new repair agent contract executed with Century Telephone in July 1995.

         Gross Profit. Gross profit increased $2,174,000, or 117.9%, to $4,018,000 in the third quarter of 1996 from $1,844,000 in the third quarter of 1995. Gross profit margin increased to 32.3% in the third quarter of 1996 from 27.7% in the third quarter of 1995. The improved performance resulted from the 86.5% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

         Gross profit margin on products sold declined to 40.8% in the third quarter of 1996 from 43.3% in the third quarter of 1995. The reduction is a result of $300,000 in high margin AIT revenues reported in the third quarter of 1995 for product shipments to Madagascar. Excluding these revenues, gross profit margin for products sold in the third quarter of 1995 were 39.2%.

         Gross profit margin on service revenues increased to 16.4% in the third quarter of 1996 from 11.5% in the third quarter of 1995, primarily due to increased gross profit margins generated by Westec's wireless equipment repair, which was acquired subsequent to September 30, 1995, and improved margin performance from the Company's other service operations.

         Engineering and Development. Engineering and development expenses increased $78,000, or 47.1%, to $243,000 in the third quarter of 1996 from $165,000 in the third quarter of 1995. The increase in expenses was attributable to the research and product development activities acquired in connection with the acquisition of Sunrise and the formation of a corporate product development group during the third quarter of 1996. As a result of the 86.5% increase in total sales, engineering and development expenses decreased to 2.0% of total sales in the third quarter of 1996 from 2.5% of total sales in the third quarter of 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $740,000, or 78.8%, to $1,679,000 in the third quarter of 1996 from $939,000 in the third quarter of 1995. The increase primarily related to expenses associated with the operations of the Acquisitions, additional salary and related costs for the Company's Chairman (who took no salary during 1995) and its new President, and the Company's establishment of a dedicated international sales and marketing group and corporate business development function in the first quarter of 1996. As a percentage of total sales, selling, general and administrative expenses decreased to 13.5% in the third quarter of 1996 from 14.1% in the third quarter of 1995.

         Amortization of Goodwill. Amortization of goodwill increased $98,000 to $142,000 in the third quarter of 1996 from $44,000 in the third quarter of 1995, as a result of the goodwill acquired in connection with the Acquisitions.

         Operating Income. Operating income increased $1,258,000, or 180.9%, to $1,954,000 in the third quarter of 1996 from $696,000 in the third quarter of 1995. Operating income margin increased to 15.7% in the third quarter of 1996 from 10.4% in the third quarter of 1995.

         Interest Expense. Interest expense decreased $9,000, or 7.5%, to $101,000 in the third quarter of 1996 from $110,000 in the third quarter of 1995. The decrease resulted from a reduction in the average debt outstanding of approximately $540,000 in the third quarter of 1996 as compared to the third quarter of 1995.

         Interest and Other Income. Interest and other income decreased $16,000 to $25,000 in the third quarter of 1996 from $41,000 in the third quarter of 1995 primarily due to the reduction in notes receivable from the former owner of AIT.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

         Sales. Total sales increased $20,338,000,  or 126.8%, to $36,376,000 in the first nine months of 1996 from $16,038,000 in the first nine months of 1995. The percentage of product sales to total sales increased to 66.4% in the first nine months of 1996 from 42.8% in the first nine months of 1995.

         Product sales increased $17,300,000, or 252.1%, to $24,162,000 in the first nine months of 1996 from $6,862,000 in the first nine months of 1995. The increase related primarily to an additional $10.9 million of switching products sold by AIT, which was acquired in May 1995, and $3.0 million of transmission and access products sold by Westec and Sunrise, both of which were acquired subsequent to September 30, 1995. Sales in the first nine months of 1996 also included $4.7 million of DSC access products sold pursuant to a distribution agreement entered into in the third quarter of 1995.

         Service revenues increased $3,037,000, or 33.1%, to $12,214,000 in the first nine months of 1996 from $9,177,000 in the first nine months of 1995. The increase related to approximately $1.2 million of Westec repair revenues following its acquisition and $1.4 million of increased circuit board repair revenues generated by the introduction of new repair services and a new repair agent contract executed with Century Telephone in July 1995.

         Gross Profit. Gross profit increased $6,527,000, or 177.4%, to $10,206,000 in the first nine months of 1996 from $3,679,000 in the first nine months of 1995. Gross profit margin increased to 28.1% in the first nine months of 1996 from 22.9% in the first nine months of 1995. The improved performance resulted from the 126.8% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

         Gross profit margin on products sold decreased to 35.3% in the first nine months of 1996 from 38.2% in the first nine months of 1995, primarily as a result of the sale of DSC access products during the first half of 1996. Excluding the sale of these distributed DSC products, gross profit margin for products sold was 41.4%. The improved margin performance on non-distributed products related primarily to the $10.9 million or 311.4% increase in switching products sold by AIT.

         Gross profit margin on service revenues increased to 13.6% in the first nine months of 1996 from 11.5% in the first nine months of 1995. This improvement related primarily to the economies of scale associated with the 33.1% increase in service revenues and reduced depreciation expense of approximately $225,000 resulting from the special charge taken in the second quarter of 1995 to write down the net book value of certain fixed assets of the Company's repair operations.

         Engineering and Development. Engineering and development expenses increased $166,000, or 36.8%, to $618,000 in the first nine months of 1996 from $452,000 in the first nine months of 1995. The increase in expenses was attributable to the research and product development activities acquired in connection with the acquisition of Sunrise, and the formation of a corporate product development function during the third quarter of 1996. As a result of the 126.8% increase in total sales, engineering and development expenses decreased to 1.7% of total sales in the first nine months of 1996 from 2.8% of total sales in the first nine months of 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,261,000, or 107.3%, to $4,368,000 in the first nine months of 1996 from $2,107,000 in the first nine months of 1995. The increase primarily related to expenses associated with the operations of the Acquisitions, additional salary and related costs for the Company's Chairman (who took no salary during 1995) and its new President, and the Company's establishment of a dedicated international sales and marketing group and corporate business development function in the first quarter of 1996. As a percentage of total sales, selling, general and administrative expenses decreased to 12.0% in the first nine months of 1996 from 13.1% in the first nine months of 1995.

         Amortization of Goodwill. Amortization of goodwill increased $297,000 to $364,000 in the first nine months of 1996 from $67,000 in the first nine months of 1995 as a result of the goodwill acquired in connection with the Acquisitions.

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

         Operating Income. Operating income increased $4,782,000 to $4,855,000 in the first nine months of 1996 from $73,000 in the first nine months of 1995. Operating income margin increased to 13.3% in the first nine months of 1996 from 0.5% in the first nine months of 1995.

         Interest Expense. Interest expense decreased $47,000, or 13.4%, to $309,000 in the first nine months of 1996 from $356,000 in the first nine months of 1995. The decrease resulted from a reduction in the interest rate on the Company's bank debt due to the lender's reinstatement of a Libor-based interest rate option in July 1995 and an additional one percentage point reduction obtained with the Company's new bank agreement in March 1996.

         Interest and Other Income. Interest and other income increased $130,000 to $183,000 in the first nine months of 1996 from $53,000 in the first nine months of 1995 due to interest earned on notes receivable from stockholders, the note receivable from the former owner of AIT and the Company's invested cash balances. As of March 31, 1996, the notes receivable from stockholders were paid in full.

Liquidity and Capital Resources

         Overview. The Company has traditionally financed its operations and growth through private placements of equity, the exercise of stock warrants and options and bank loans from its primary lender. With the significant increase in total sales and net income in 1995 and the first nine months of 1996, cash flows from operations are also becoming a primary cash resource for the Company.

         In October 1996, the Company received approximately $26 million in cash from the sale of 3,487,500 shares of its common stock in a secondary public offering at a price of $8.00 per share. In October 1996, the Company used $3,875,000 of the net proceeds to pay off all debt owed to its bank under the Company's term loan. In consideration of the repayment of the amounts borrowed under the term loan, the Company's primary lender committed to increase the amount available to the Company under its revolving line of credit from $6 million to $10 million. The Company intends to use the remaining net proceeds from the offering for the acquisition of businesses and technology licenses and other strategic initiatives related to the growth and development of the Company's telecommunications products business and for general corporate purposes, including new product development, the expansion of domestic and international sales and marketing efforts and working capital.

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

         Operating Activities. Cash generated by operating activities increased $2,738,000 to $1,540,000 in the first nine months of 1996 from $(1,198,000) in the first nine months of 1995 primarily as a result of the improved net income performance of the Company.

         Accounts receivable decreased $1,364,000, or 14.1%, to $8,285,000 at September 30, 1996 from $9,649,000 at December 31, 1995. Average day sales outstanding at September 30, 1996 and December 31, 1995 were 49 days.

         Inventories at September 30, 1996 increased $6,563,000, or 144.3%, over December 31, 1995 levels to $11,113,000. This increase was due primarily to a planned $4.8 million build-up of AIT inventories to support the increased demand for its switching products. The remaining increase related primarily to inventories from the acquisition of Sunrise and an approximately $1.0 million increase in electronic manufacturing inventories to service fourth quarter 1996 production backlog.

                  Investing Activities. In the first nine months of 1996, the Company invested $849,000 in capital expenditures, primarily for new manufacturing and test equipment, computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of new acquisitions and facility improvements at the AIT subsidiary.

         In March 1995, the Company entered into a four year agreement to lease approximately $1 million of new surface mount manufacturing and automated testing equipment. As part of the lease agreement, the Company paid approximately $220,000 as a first payment and $24,000 for a security deposit. Other Assets on the September 30, 1996 balance sheet includes approximately $248,000 in prepaid rent relating to this lease.

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

         To date, the Company has paid approximately $2.0 million in cash consideration in connection with the Acquisitions, including $1,165,000 in contingent consideration paid to the previous owner of AIT in 1996 as a result of AIT's gross profit performance to date. The impact of these payments on the Company's cash position has been partially offset by $805,000 in cash owned by Sunrise on the effective date of its acquisition.

         In July 1995, the Company loaned the sole stockholder of AIT $1.3 million in cash in connection with a secured promissory note executed as an integral part of the acquisition of AIT. An additional $1,030,000 may be loaned to the stockholder as specific fully reserved accounts receivable, notes receivable and inventories on AIT's May 17, 1995 balance sheet are collected or realized by the Company. Through September 30, 1996, the Company had loaned an aggregate of $1,835,000 to the stockholder, of which $87,000 had not yet been repaid.

         In March 1996, the Company entered into a memorandum of understanding with International Communication Technologies, Inc. ("ICT") and Eagle Telephonics, Inc. ("Eagle") to manufacture, market and sell a new modular, digital central office switch recently developed by Eagle. In July 1996, a long-term technology licensing agreement was executed by all three parties. As consideration for this license, the Company paid Eagle $250,000 in cash and agreed to provide it $450,000 of manufacturing services, the majority of which were performed prior to July 1996. In addition, the Company will pay ICT certain royalties based on future sales of the switch by the Company. In August 1996, the Company agreed to prepay up to $270,000 in royalties related to future switch sales at a significantly discounted royalty rate. As of September 30, 1996, $75,000 of prepayments had been made.

         The switch has been designed using advanced digital and microprocessor based technology which permits the provision of complete telephony services including custom features such as call waiting, call forwarding, call conferencing, operator assistance, etc. The switch contains detailed billing software and can also be configured as a Subscriber, Tandem or Gateway switch. The current switch design serves applications up to 4,000 subscriber lines and will be expandable to over 60,000 lines through future software enhancements. Initially, the Company expects to market the switch in the International marketplace due to its compatibility with international standards, flexible programming, modular design, small physical size and tolerance of a wide range of environmental conditions. The Company expects to begin selling and delivering this switch in the first half of 1997.

         Financing Activities. Since February 1993, the Company has raised approximately $6.2 million from four placements of common stock to private investors. During June 1995, 306,400 restricted shares of the Company's common stock were sold in a private offering for a gross consideration of $766,000, or $2.50 per share. Participants in the offering also received warrants to purchase a total of 306,400 of additional shares of restricted common stock at $3.50 per share on or prior to June 30, 2000. An additional 861,600 of shares and warrants were sold through this offering in July 1995. Net proceeds from this private placement were used for operational purposes and to complete the acquisition of AIT.

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

         On September 25, 1996, the Company sold 3.0 million shares of its common stock in a secondary public offering at a price of $8.00 per share. In October 1996, the underwriters exercised the over-allotment option in full and purchased from the Company an additional 487,500 shares of common stock at a price of $8.00 per share. After deducting expenses, the Company received net proceeds from the offering of approximately $25.5 million.

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

         Salary Incentive Program. In December 1995, the Company implemented a voluntary salary reduction program designed to improve the Company's cash flow during 1996, further align the objectives of the Company's management and salaried employees with those of the Company's stockholders and potentially provide the Company with significant future tax deductions. Under the program, 61 of the Company's 66 salaried employees agreed to forego $849,254 of their 1996 compensation in exchange for 424,627 non-qualified options to purchase Common Stock at $7.00 per share, the then-current market value of the Common Stock (i.e., one stock option for every $2 of compensation). These options vest 15% for each quarter in 1996 that the Company achieves certain levels of pre-tax profitability. The remaining vesting is tied to the Company meeting specific operational objectives in 1996, including ISO 9002 certification, 25% internal sales growth, return to NASDAQ National Market listing and upgraded information systems that will support accelerated growth.

         Under the 1996 program, employees could participate to a maximum level of 50% of their 1996 salaries. The Company's Chairman, President and Chief Financial Officer each elected to forego 50% of their salary under this program. This program also provides that if certain levels of pre-tax income before special charges is achieved for 1996 in excess of that reported for 1995, a partial or full repayment of salaries will be made in February 1997. Compensation expense for this program will be recorded in 1996 as it becomes highly probable a repayment will be earned. In connection with the Company's pre-tax income performance in the first nine months of 1996, a $650,000 expense was recorded for the pro-rata portion of the potential repayment of 1996 salaries under this program. The related liability is included in Accrued Payroll and Benefits on the Company's September 30, 1996 balance sheet.

         Summary. The Company's improved operating performance and completion of the secondary public offering has significantly enhanced its financial strength and improved its liquidity. Currently, the Company has no bank debt, over $20 million of cash and a $10 million revolving line of credit available. Management believes that the Company has sufficient financial resources to support its working capital requirements and business plans for at least the next 12 months.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1     Financial Data Schedule

(b)      Report on Form 8-K

None
















                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WORLD ACCESS, INC.



                                 By:  /s/ Mark A. Gergel
                                    --------------------------------------------
                                      Mark A. Gergel
                                      Vice President and Chief Financial Officer


Dated:  November 13, 1996