Form 10-K405
period 1996-12-31
WORLD ACCESS INC
filed 1997-04-11
CIK 876279

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington. D.C. 20549

                                  FORM 10-K

(Mark One)


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

                                     OR


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____to _____


                       Commission file number 0-19998


                             WORLD ACCESS, INC.
           (Exact name of Registrant as specified in its Charter)


                   DELAWARE                      65-0044209
         (State of Incorporation)  (I.R.S. Employer Identification No.)


                      945 EAST PACES FERRY RD.
                      SUITE 2240, ATLANTA, GA             30326
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
                                         YES   X   NO
                                             -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 31, 1997 there were 17,663,007 shares of Common Stock outstanding. The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of March 31, 1997, as based on the average closing bid and ask prices, was approximately $99,508,000.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated into Part III.

                             WORLD ACCESS, INC.

                           FORM 10-K ANNUAL REPORT


                              TABLE OF CONTENTS


                                                                            Page
PART I                                                                      Number
                                                                            ------

 Item 1    Business ........................................................   2
 Item 2    Properties ......................................................   9
 Item 3    Legal Proceedings ...............................................   9
 Item 4    Submission of Matters to a Vote of Security Holders .............   9
 Item 4.5  Executive Officers of the Registrant ............................  10

PART II

 Item 5    Market for Registrant's Common Equity and Related
           Stockholder Matters .............................................  11
 Item 6    Selected Financial Data .........................................  12
 Item 7    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  13
 Item 8    Financial Statements ............................................  22
 Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................  42

PART III

 Item 10   Directors and Executive Officers of the Registrant ..............  42
 Item 11   Executive Compensation ..........................................  42
 Item 12   Security Ownership of Certain Beneficial Owners and Management ..  42
 Item 13   Certain Relationships and Related Transactions ..................  42

PART IV

 Item 14   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K ........................................................  43

                                    PART I


ITEM 1 - BUSINESS

OVERVIEW

     The Company develops, manufactures and markets wireline and wireless switching, transport and access products primarily for the United States, Caribbean Basin and Latin American telecommunications markets. The Company's products allow telecommunications service providers to build and upgrade their central office and outside plant networks in order to provide a wide array of voice, data and video services to their business and residential customers. The Company offers digital switches, intelligent multiplexers, protection switching equipment, digital loop carriers, microwave and millimeterwave radio equipment and other wireless communications products. The products offered by the Company include those manufactured by the Company as well as those manufactured by original equipment manufacturers ("OEMs"). To support and complement its product sales, the Company also provides its customers with a broad range of design, manufacturing, testing, installation, repair and other value-added services.

     The Company believes that it is well positioned to take advantage of the technological innovations, rapid industry growth and increased competition among the Company's customers that is expected to occur in the telecommunications industry over the next several years. The Company's objective is to continue to broaden its offering of wireline and wireless switching, transport and access products and its geographic market coverage to become a preferred provider of telecommunications products and related services to the Regional Bell Operating Companies ("RBOCs"), other local exchange carriers, inter-exchange carriers, competitive access providers, cable television companies and other telecommunications service providers expected to enter the industry.

INDUSTRY BACKGROUND

     The global telecommunications industry has undergone significant transformation and growth in recent years due to continued domestic deregulation, technological innovation and the growth in international markets. In addition, business and residential demand for voice, data and video services has increased the need for additional systems capacity and network bandwidth to accommodate the provision of such services by telecommunications providers. The Company believes that these market forces will intensify in the foreseeable future and that an increased number of telecommunications service providers, the availability of new services and strong international demand for the deployment of basic telephone service will provide the Company with extensive opportunities to sell its wireline and wireless switching, transport and access products in the United States and in international markets.

Domestic Deregulation

     The number of telecommunications service providers continues to increase as a result of the federal and state deregulation of the United States telecommunications industry. Changes in federal and state regulations have created the opportunity for a number of new network operators to enter the market and have fostered competition between both new and established network operators. The recently-enacted Telecommunications Act of 1996 permits local and long distance telecommunications companies, cable television companies and electric utility companies, subject to certain conditions designed to facilitate local exchange competition, to compete with each other to provide local and long distance telephony, data and video services.

     To accommodate the demand for enhanced wireless services, the Federal Communications Commission (the "FCC") auctioned additional spectrum for wireless communications in 1995 and 1996, thus potentially doubling the number of operators licensed to compete in each metropolitan statistical area from two to four, and recently announced plans to auction additional spectrum in 1997. Changes in FCC and certain state public utility commission regulations governing interconnections have created opportunities for the RBOCs and other local exchange carriers to provide services in markets and geographic regions in which they traditionally have been prohibited. In addition, such changes have allowed local exchange carriers, inter-exchange carriers, competitive access providers, cable television companies and other telecommunications service providers to enter these same markets and regions. The Company believes that the Telecommunications Act of 1996, together with FCC and other government initiatives, will increase the demand for telecommunications systems and services as network operators respond to the changing competitive environment by constructing new or enhancing existing networks and increasing the available bandwidth to meet customer demand for voice, data and video services.

Technological Innovation

     In recent years, there have been a number of significant developments relating to telecommunications technology, including the continuing miniaturization of large scale integrated circuits, the development of lower cost, higher capacity memory devices and microprocessors and new network protocols such as spread spectrum Code Division Multiple Access ("CDMA"), which are now available to offer improved performance and increased security. These developments have lowered the cost of delivering multifunctional services combining voice, data and video. In addition, new low cost, modular, software-driven products (so-called "intelligent" products) can be readily upgraded to provide additional revenue generating features such as call waiting, call forwarding and caller-ID without having to undertake costly hardware replacement. Moreover, the increasing use of wireless systems and technology permits the more rapid deployment of telecommunications systems at lower costs than traditional wireline networks.

     These technological advances make it possible for products to be used which facilitate the delivery of telecommunications services and create new network configuration options. For example, Integrated Services Digital Network ("ISDN") service allows for the dynamic allocation of bandwidth between, and simultaneous transmission of, any combination of voice, data and video, and individual call set-up permits users to easily designate and change the service configuration. Other new advanced technologies include Asymmetrical Digital Subscriber Line ("ADSL"), a communications technology which permits the transmission of information at rates up to 50 megabits per second over existing copper wires, and High Speed Digital Subscriber Line ("HDSL,") a communications technology which permits the digital transmission of information over longer distances without adding signal regenerator equipment. These new technologies create additional demands for switching systems, intelligent multiplexers and digital loop carriers. In addition, cable television companies are beginning to expand beyond one-way broadcast to provide interactive services using high-speed cable modems and have announced plans to provide telephony and high speed data services.

Growth in International Markets

     The Company believes that international markets represent significant opportunities for growth, particularly in Latin America, the Caribbean Basin and other developing areas. According to industry sources, a small percentage of businesses and residences throughout Latin America have basic telephone service. For example, of the estimated 11 million people in Ecuador, approximately 300,000 have basic telephone service. In addition, advances in radio and antenna technology make it feasible to provide basic communications access with wireline quality without the construction cost and obstacles associated with establishing a wireline grid, thereby further encouraging the deployment of telecommunications networks in developing countries. The governments of a number of developed and developing countries have privatized their state-owned telecommunications service providers and have granted licenses to new network operators to compete with them. In most instances, as part of the privatization, these governments have imposed service requirements on all network operators, resulting in an acceleration of capital expenditures on new or expanded network systems.

PRODUCTS AND SERVICES

     The Company offers wireline and wireless switching, transport and access products for the worldwide telecommunications marketplace. These products allow telecommunications service providers to build and upgrade their networks to provide a wide range of voice, data and video services to business and residential customers. To date, the majority of the products sold by the Company has been switching and access products manufactured by OEMs, including Northern Telecom and DSC Communications Corporation ("DSC"). Through acquisitions, technology license agreements and internal development, the Company expects to manufacture an increasing proportion of its products in the future.

Switching Products

     The Company markets a broad range of digital telephone switching products that recognize the dialed digits, route calls, complete calls and provide billing records. These products include switches used for local, tandem, combination local and tandem, toll, combination toll and tandem and cellular applications. The switches offered by the Company have line capacities ranging from 100 to 120,000 subscribers and 30 to 60,000 inter-exchange trunks.

Switching products historically offered by the Company have been primarily developed and manufactured by OEMs, including Northern Telecom and AT&T. These products include complete switching systems as well as add-on frames, line cards and modified circuit boards for either newly constructed networks or upgrades to existing networks.

     Pursuant to a long-term technology license agreement entered into in July 1996, the Company has recently started to manufacture and test its own microprocessor-based, modular, digital central office switch, the World Access Compact Digital Exchange(TM) ("CDX") switch. The CDX switch employs extensive large scale integrated circuit technology, which permits the provision of advanced telephony services such as call waiting, call forwarding and conference calling, and requires reduced power and floorspace compared with existing products. The current switch design serves applications up to 4,000 subscriber lines and is expandable to over 60,000 lines through future software enhancements. The CDX switch is targeted for use in the international marketplace due to its compatibility with international standards, "plug and play" installation features and tolerance of a wide range of environmental conditions.

     In March 1997, the Company shipped its first CDX switch to Empresa Hondurena De Telecomunicaciones ("Hondutel") under a first office application agreement. Hondutel has agreed to test the switch against predefined performance measurements during the second quarter of 1997. The sales price of this initial shipment will be paid by Hondutel at the end of the successful test period. The Company expects to begin selling and delivering the CDX switch on a broader scale in the second half of 1997, although there can be no assurance that the Company will meet this schedule or that the Company will generate material sales from this switch.

     Current users of the Company's switching products are primarily local exchange carriers, inter-exchange carriers, competitive access providers and other telecommunications service providers. The Company intends to expand its current customer base for switching products by actively marketing its switching products to new network providers, principally in Latin America and the Caribbean Basin, and within the United States to private network users.

Transport Products

     The Company develops, manufactures and markets a variety of wireline and wireless transport products, which are used for high capacity connectivity between points within a communications network. These products are primarily digital and provide for the movement of any combination of voice, data and video traffic across wireline or wireless media. The Company's transport products include intelligent multiplexers (a device which combines or aggregates several channels or linkages carrying voice or data signals into a higher speed link), protection switching equipment (which protects a voice and data link against failure by rerouting circuits to maintain continuity), mini-repeater housings (a housing used to protect electronic repeaters from the elements), frame controllers (used to permit encrypted networks to use commercial transmission facilities), asynchronous and fractional data cards, microwave and millimeterwave radio equipment and sophisticated high speed modems used to carry voice and data in wireline or wireless networks. The Company's multiplexers, which include intelligent fractional T1 multiplexers and fractional T2 multiplexers, include features such as local and remote loopbacks, built-in bit error rate detection, line code selection and built-in performance monitoring.

     The Company's wireless transport products include radios using amplitude or frequency modulation and spread spectrum technologies that provide data, local area network, ethernet (a local area network used for connecting computer equipment) and voice transmission over frequencies ranging from 900 MHZ to 31 GHZ. The Company also has recently developed antenna technology applications that permit simultaneous voice and video transmission.

     Current users of the Company's transport products are primarily an RBOC and private network users, including mining and exploration companies and colleges and universities. The Company intends to expand its current customer base for transport products by increasing marketing efforts in emerging international markets.

Access Products

     The Company offers access products for the local loop (i.e., that portion of the public telecommunications network which extends from the service provider's switch to the individual home or business end-user). Historically, a majority of the access products sold by the Company has been manufactured by third parties. As a result of the acquisition of Sunrise Sierra, Inc. in January 1996, the Company now manufactures and markets a digital loop carrier (which permits network operators to provide more reliable, basic and enhanced services at a lower cost) and DS-3 telemetry equipment (used primarily by the military for range communications applications to multiplex telemetry, digital video, T1, local area network, wide area network and other signals into a DS-3 signal transmitting at 45 megabits per second). The Company also offers a high speed coaxial modem (used primarily by cable television companies to deliver voice or data at speeds up to 10 megabits per second) and a point-to-multipoint wireless service distribution system.

     In the first quarter of 1997, the Company released a new access product, the WX-5501 Remote POTS/Remote Universal Voice Grade ("RPOT/RUVG") line card. The WX-5501 is compatible with line cards utilized in the Lucent Technologies SLC(R) Series 5 loop carrier system, which is widely deployed in telephone networks across the United States. The WX-5501 replaces the Company's remanufactured OHT-51 line card, approximately 100,000 of which were sold during 1992-1996. The Company is cautiously optimistic that the WX-5501, with custom features fully designed and engineered by the Company, will become a high volume product beginning in the second half of 1997.

     In the first quarter of 1997, the Company also executed a technology licensing agreement with TCSI Corporation ("TCSI") that grants the Company the perpetual rights to incorporate TCSI's spread spectrum CDMA-based wireless technology into World Access products sold throughout the world. Under the terms of the agreement, the Company also has the rights to use the technology covered by seven TCSI patents, all of which address digital data signals and wireless communication systems. The Company currently intends to use this technology as the platform for several new World Access products, most notably its Wireless Local Loop-2000(TM) ("WLL-2000"), a fixed wireless point to multi-point system offering toll quality telephone service to subscribers in urban and suburban areas and remote communities. Operational prototype testing of TCSI's CDMA-based technology and its integrated processor algorithms has been completed to support the Company's intended product applications.

     The Company currently estimates that commercial development of the CDMA-based version of its WLL-2000 will take approximately nine to twelve months, i.e. into the first quarter of 1998. To take advantage of existing market opportunities, the Company has reached an agreement with another OEM to private label its fixed wireless local loop product and exclusively market it within certain Latin American countries. The first office application of this product was shipped to Hondutel in March 1997 under terms and conditions similar to those described above for the CDX switch. The CDX switch and WLL-2000, for the first time provide the Company with an integrated family of proprietary switching and wireless access products for the international market.

     Current users of the Company's access products are primarily local exchange carriers, inter-exchange carriers, competitive access providers, cable television companies and the United States military. The Company intends to expand its current customer base by actively marketing its access products to new network providers, principally in Latin America and the Caribbean Basin.

Related Services

     The Company differentiates itself from other providers of telecommunications equipment by offering a full range of complementary design, manufacturing, installation, testing and repair services. The Company also offers its customers ongoing systems maintenance and monitoring services, including asset management services, which allow customers to reduce their investment in spare and surplus plug-in circuit boards by relying on the Company's inventories and management information systems. By providing these services, the Company believes it is better able to offer its customers more comprehensive telecommunications solutions.

     The Company repairs a broad range of switching and transmission plug-in circuit boards originally manufactured by leading telecommunications companies such as Lucent Technologies, Northern Telecom, DSC and Rockwell International. The Company's electronic manufacturing services consist of the design, engineering, manufacturing and testing of circuit boards, electromechanical assemblies, subsystems and complete systems. The Company's wireless equipment repair business, which was acquired by the Company as part of its acquisition of Westec Communications, Inc., consists principally of the repair and upgrade of amplitude modulation equipment typically used by cable television companies. The Company's engineers also provide customers with a full range of support services for wireless transmission equipment, including system design, site survey, path calculations, installation and maintenance.

Other Products and Services

     The Company's other products and services include the refurbishment and upgrade of AT&T pay telephones to like-new condition and the sale of related pay telephone products, such as stainless steel and custom logo vault doors, handsets and volume amplifiers. To date, substantially all of these refurbishment services and product sales have been provided or made to certain RBOCs, primarily Bell Atlantic, BellSouth and SBC Communications (formerly Southwestern Bell).

SALES AND MARKETING

     The Company's domestic sales and marketing group is comprised of 25 professionals who are divided into individual sales and marketing teams for each of the Company's product lines and related services. Each team is responsible for obtaining a thorough technical knowledge of its products or services, soliciting new customers and maintaining relationships with existing customers. Each team is supervised at the corporate level by the Company's Vice President of Business Development, who coordinates the sales and marketing of multi-product line sales and is responsible for advertising, trade show appearances and other Company-wide marketing efforts. In connection with the acquisitions of three companies during 1995 and 1996, the Company acquired product sales professionals which bring technical product knowledge and long-term customer relationships to the Company.

     Although only approximately 2% of the Company's total sales for 1996 were derived from international sales, the Company intends to focus an increased amount of its sales and marketing efforts on emerging international markets, especially in Latin America and the Caribbean Basin. In March 1996, the Company formed a dedicated international sales and marketing group headed by an experienced officer of the Company to pursue the sale of all of the Company's products and services outside of the United States. Based primarily on previous service sales to the international markets, the Company has already established a network of agents and representatives covering 14 countries in the Caribbean Basin and Latin America. These agents and representatives, whose compensation consists primarily of commissions based on sales, are expected to actively promote and market the Company's products and services and ensure that the Company receives all appropriate bid tenders issued within their territory.

     The Company's marketing strategy is to sell its newly-acquired or developed switching, transport and access products, together with the switching and access products the Company resells on behalf of third party OEMs, to its existing base of service customers, which is comprised of over 200 telecommunications service providers operating in the United States, the Caribbean Basin and Latin America. The Company will seek to supplement its product offerings through distribution agreements and other strategic alliances in order to provide complete telecommunications systems and related infrastructure to new network providers in emerging international markets.

CUSTOMERS

     The Company sells its products and services to over 200 telecommunication service providers, including the RBOCs, other local exchange carriers, inter-exchange carriers, competitive access providers, cable television companies and other telecommunications service providers operating in the United States, the Caribbean Basin and Latin America. The following table sets forth a representative list of the Company's major customers and end-users.



 Switching Products    Transport Products    Access Products           Services
---------------------  ------------------  --------------------  ---------------------
      Ameritech           ADC Telecom           Ameritech               Alltel
  Cable & Wireless      Lockheed-Martin       Bell Atlantic          Bell Atlantic
         GTE                 Octel              BellSouth             Bell South
Puerto Rico Telephone     Pacific Bell        Bosch Telecom           Cablevision
 SBC Communications                            Pacific Bell        Century Telephone
    Sprint-United                             U.S. Board of               GTE
    Thrifty Call                                 Regents         Puerto Rico Telephone
   Vartec Telecom                                                 SBC Communications
                                                                          TCI


     A small number of customers have accounted historically for a significant percentage of the Company's total sales. For the year ended December 31, 1996, Cable & Wireless accounted for 10.9% of the Company's total sales, and the Company's top 10 customers accounted for 54.2% of total sales. For the year ended December 31, 1995, on a pro forma basis to give effect to the acquisition of AIT, Westec and Sunrise as if each had occurred on January 1, 1995, Ameritech and BellSouth accounted for 18.2% and 12.0% of the Company's total sales, respectively, and the Company's top 10 customers accounted for 59.7% of total sales. The Company's customers typically are not obligated contractually to purchase any quantity of products or services in any particular period.

     The Company expects its customer concentration to decrease in the future as a result of the recent acquisitions of AIT, Westec and Sunrise, which sell their products and services primarily to non-RBOC telecommunications service providers. In addition, the Company expects its customer base to expand due to the entrance of new service providers into the telecommunications markets, the recent establishment of a dedicated international sales and marketing group and the availability of the Company's new products, such as its CDX switch, WLL-2000 and RPOTS/RUVG card.

MANUFACTURING, ASSEMBLY AND TEST

     The Company provides a broad range of electronic manufacturing, assembly and test services to support its product sales and its contract customers. The majority of these support services are performed at the Company's Orlando, Florida facility, where state-of-the-art manufacturing and test equipment is maintained. Historically, this equipment has been used primarily to perform contract manufacturing services for third parties, primarily to large technology companies that require a high level of professional materials management, quality "turn-key" manufacturing and complete electronic and functional product testing.

     In 1995, the Company significantly enhanced its assembly and test capabilities through the acquisition of approximately $1.0 million of new surface mount manufacturing and automated testing equipment. This equipment includes a surface mount assembly line, including advanced "pick-and-place" equipment and a 3-D vision screen printer. The equipment allows for the placement of fine pitch (as low as 12 mil) electronic components at a rate of up to 14,400 placements per hour. This equipment is currently operating at approximately 50% of the line's capacity. The Company has also recently acquired new board test systems that provide for high performance, automated testing of analog, digital, mixed signal and memory devices resident on printed circuit boards. When combined with the Company's existing testing equipment, the new equipment gives the Company an extensive software library and technical capacity to test integrated circuits, capacitors, resistors and related electronic components, and ensures the quality of electronic products manufactured.

     In connection with the acquisitions of AIT, Westec and Sunrise, the Company acquired additional manufacturing, assembly and test capacity and experience. At the Company's Lakeland, Florida facility, acquired as part of the AIT acquisition, several Northern Telecom switches and frames are dedicated to the testing of switching products sold and to the development and verification of the configuration and integration of custom systems. In addition, cable manufacturing equipment and expertise is utilized to manufacture copper and fiber cables to specific customer installation requirements.

     At the Company's Scottsdale, Arizona facility, acquired as part of the Westec acquisition, test and tuning equipment is used to manufacture and service wireless products. The Company also maintains electronic manufacturing and test equipment at its Livermore, California facility, acquired as part of the Sunrise acquisition. In order to realize improvements in efficiency, product costs and quality, the Company intends to integrate Sunrise's manufacturing operations into the Company's Orlando operations during 1997.

     The Company has an experienced Director of Quality who, along with a staff of quality assurance professionals, oversees the quality of the Company's products and services. In June 1996, the Company's repair operations (conducted at its Orlando facility) were ISO 9002 certified by an independent registrar. The Company believes its manufacturing operations comply with ISO standards and expects them to be ISO certified by June 30, 1997.

     In connection with its manufacturing and test services, the Company generally provides warranties on its products and services ranging from three months to five years. A one to two year warranty is typically provided on switching, transport and access products.

     The Company believes that it currently has the equipment, personnel and experience necessary to efficiently manufacture high quality telecommunications products in-house. This should assist the Company in controlling the costs, quality and delivery of its products and allow the Company to bring new products to market on a timely basis.

SUPPLIERS

     Products manufactured by the Company typically require the procurement of printed circuit boards, electronic components, cable assemblies, fabricated metal, plastic parts and other materials, of which electronic components are the most costly. The Company purchases electronic components from numerous companies, including OEMs and parts distributors.

     The Company purchases substantially all of its components and other parts from suppliers on a purchase order basis and does not maintain long-term supply arrangements. Most of the components used in the Company's products and related services are available from multiple sources. However, several components, primarily custom hybrid integrated circuits, are currently obtained from a single source. To date, the Company has been able to obtain adequate supplies of these components. The Company's inability in the future to obtain sufficient quantities of limited-source components, or to develop alternative sources therefor, could result in delays in product delivery and increased component cost, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

     Although the Company has started to manufacture its own switching products, a majority of the switching products sold to date by the Company has been new or used Northern Telecom switching systems, add-on frames and circuit boards. The major sources for such products are deinstallations by primary users, asset recovery operations of telephone companies, auctions by Northern Telecom, repossessions by leasing companies and formal distribution or consignment agreements. The Company currently has formal consignment agreements with Ameritech, Southern New England Telephone and Century Telephone, pursuant to which the Company inventories Northern Telecom, AT&T and other OEM circuit boards for resale by the Company.

ENGINEERING AND DEVELOPMENT

     Historically, the Company's engineering, development and technical support efforts have focused on the repair of switching, transport and access products, and on electronic manufacturing processes. The Company has significant experience in developing automated test systems, diagnostic programs and repair procedures for electronic circuitry typically found within telecommunications switching equipment. The Company's engineers have also used their expertise and experience to create new revenue sources for the Company by developing upgrades and enhancements to existing products, including those developed and manufactured by OEMs.

     As of March 25, 1997, the Company's engineering and development group consisted of 20 persons involved in product development, wireless communications, repair service development, systems integration and manufacturing process and operations support. These employees are organized into teams corresponding to the Company's product lines, and each team is responsible for providing technical support to the Company's customers and for developing and enhancing products. The Company's internal engineering resources permit the Company to continually reduce the production cost and improve the functionality of its products.

     Following the AIT, Westec and Sunrise acquisitions, the Company's engineering efforts have become more focused on developing new switching, transport and access products and enhancing the features and capabilities of current products. The Company's engineers have significant experience in switching systems configurations, transmission and access applications and wireless technology such as spread spectrum, radio path calculations and frequency licensing. The Company expects that, as it begins to manufacture and sell more sophisticated telecommunications equipment, it will make more significant investments in research and product development.

COMPETITION

     The segments of the telecommunications industry in which the Company operates are intensely competitive. The Company's ability to compete is dependent upon several factors, including price, quality, product features and timeliness of delivery. Many of the Company's competitors have significantly more extensive engineering, manufacturing, marketing, financial and technical resources than the Company. In addition, the Company currently competes with several of its major suppliers, including Northern Telecom, with respect to the sale of certain of its products, which may adversely affect its ability to continue to obtain such products from these suppliers in the future.

     The Company may face additional competition from the RBOCs, which have historically been prohibited from manufacturing telecommunications equipment by the terms of the Modification of Final Judgment entered into in connection with the divestiture of the RBOCs by AT&T in 1984. The recently-enacted Telecommunications Act of 1996 contains provisions that permit the RBOCs, subject to satisfying certain conditions designed to facilitate local exchange competition, to manufacture telecommunications equipment. In light of these provisions, it is possible that one or more of the RBOCs, some of which are major customers of the Company, may decide to manufacture telecommunications equipment or to form alliances with other manufacturers. Any of these developments could result in increased competition for the Company.

     In the sale of switching, transport and access products, the Company competes with OEMs such as Northern Telecom, Lucent Technologies and DSC. The Company believes it competes favorably against these companies by providing high quality products, comprehensive support services, competitive prices and shortened product delivery times. As the Company increases its international sales efforts, the Company also expects to compete with established telecommunications equipment companies such as Ericsson, Fujitsu, Siemens and Alcatel Network Systems.

EMPLOYEES

     As of March 25, 1997, the Company had 281 full-time employees, including 20 in engineering, 29 in sales and marketing, 95 in manufacturing, warehousing and quality assurance, 104 in repair and refurbishment and 33 in general management, finance, administration and other support services. From time to time, the Company also uses part-time employees in its manufacturing operations to accommodate changes in production levels. None of the Company's employees are represented by any collective-bargaining agreements, and the Company has never experienced a work stoppage. The Company considers its employee relations to be good.

ITEM 2 - PROPERTIES

     The Company's executive offices are located in Atlanta, Georgia, where it occupies approximately 2,000 square feet under a lease expiring in October 1998. The Company leases certain office, manufacturing and warehouse facilities under operating leases which expire at various dates during the next three years. The Company's existing facilities are adequate for its current operations, and the Company believes that convenient, additional facilities are readily available should the business need arise. The following provides a summary of the operating facilities currently leased by the Company.

Location                                                    Square Footage     Lease Expires
--------                                                    --------------     -------------
Orlando, Florida..........................................     54,000          November 1998
Lakeland, Florida.........................................     32,000          June 1997
Dallas, Texas.............................................     27,000          July 1999
Livermore, California.....................................     20,000          December 1998
Scottsdale, Arizona.......................................     11,000          October 1999
South Bend, Indiana.......................................     11,000          July 1997
                                                              -------
                                                              155,000
                                                              =======

ITEM 3 - LEGAL PROCEEDINGS

     From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. The Company is not a party to any such legal proceeding, the adverse outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition or results of operations.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1996 to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4.5 EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names, ages (at December 31, 1996), positions and offices held and a brief account of the business experience during the past five years of each executive officer of the Company.


Name                                                  Age                   Position
----                                                  ---                   --------
Steven A. Odom.....................................    43   Chairman and Chief Executive Officer
Hensley E. West....................................    51   President, Chief Operating Officer and Director
Mark A. Gergel.....................................    39   Executive Vice President and Chief Financial Officer
Scott N. Madigan ..................................    39   Vice President of Business Development

     Steven A. Odom has served as a director of the Company since October 1994. In November 1994, he was appointed to the newly-created position of Chairman of the Board. In August 1995, he became Chairman and Chief Executive Officer of the Company. From 1983 to 1987, he founded and served as Chairman and Chief Executive Officer of Data Contract Company, Inc. ("DCC"), a designer and manufacturer of intelligent data PBX systems, pay telephones and diagnostic equipment. From 1987 to 1990, he was Vice President of the Public Communications Division of Executone Information Systems, Inc., a public company that acquired DCC in 1987. Mr. Odom has also served as a director of Telematic Products, Inc., a manufacturer of telephone central office equipment, and Resurgens Communications Group, Inc., a provider of long distance operator services that later merged with LDDS Communications, Inc., now known as LDDS WorldCom.

     Hensley E. West joined the Company in January 1996 as President and Chief Operating Officer and was also elected a director in January 1996. From January 1994 to December 1995, he was Group Vice President for the Access Systems Group of DSC, a publicly-held manufacturer of digital switching, transmission and access telecommunications equipment. During his tenure with DSC from 1987 to 1995, he held six sales and general management positions, including Senior Vice President of North American Sales from July 1993 to December 1993, Vice President of the Access Products Division from March 1992 to July 1993, Vice President of RBOC Sales from October 1991 to March 1992 and Vice President of Business Development from March 1990 to October 1991. Prior to joining DSC, Mr. West held general, engineering and sales management positions with California Microwave, Inc., ITT Telecommunications Inc. and Western Electric Co.

     Mark A. Gergel has served as Vice President and Chief Financial Officer since he joined the Company in April 1992. From 1983 to March 1992, Mr. Gergel held five positions of increasing responsibility with Federal-Mogul Corporation, a publicly-held manufacturer and distributor of vehicle parts, including International Accounting Manager, Assistant Corporate Controller, Manager of Corporate Development and Director of Internal Audit. Prior to joining Federal-Mogul, Mr. Gergel spent four years with the international accounting firm of Ernst & Young. Mr. Gergel is a Certified Public Accountant.

     Scott N. Madigan joined the Company in March 1996 as Vice President of Business Development. Mr. Madigan has spent the last four years with DSC as Vice President of Marketing for Litespan-2000, DSC's flagship access product, and Vice President of Litespan International Operations and Wireless Access Marketing. From 1987 to 1992, he held product and account management positions with Northern Telecom, where he was responsible for identification, assessment and development of new business opportunities for Northern Telecom's switching, transmission and access products. Prior to 1987, Mr. Madigan held engineering and operations management positions with California Microwave, Inc. and ITT Telecommunications, Inc.

                                   PART II


ITEM 5  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS



     The Company's common stock, $.01 par value per share (the "Common Stock") has been quoted on the Nasdaq National Market under the symbol "WAXS" since June 25, 1996. From March 2, 1995 through June 24, 1996, the Common Stock was quoted on the Nasdaq SmallCap Market. From January 1, 1995 to March 1, 1995, quotations of the Common Stock were available on the OTC Bulletin Board. The following table sets forth the closing high, low and closing sales prices of the Common Stock for the period March 2, 1995 through December 31, 1996, as reported by Nasdaq, and the closing high and low bid prices for the Common Stock for the period January 1, 1995 through March 1, 1995. The bid prices are believed to be representative interdealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.


                                                                              HIGH        LOW         CLOSE
                                                                              ----        ---         -----
YEAR ENDED DECEMBER 31, 1996
   First Quarter..........................................................   $10          $7 1/2     $ 8
   Second Quarter.........................................................    11 1/2       8           9 1/2
   Third Quarter..........................................................    10 1/8       7 1/2       8 1/2
   Fourth Quarter.........................................................     9 1/4       6 7/8       8

YEAR ENDED DECEMBER 31, 1995
   First Quarter..........................................................   $ 2 9/16     $1 3/4     $ 2 3/16
   Second Quarter.........................................................     3 7/8       2 1/16      3 5/16
   Third Quarter..........................................................     4 7/8       3 3/16      5
   Fourth Quarter.........................................................     8 1/2       4 7/8       7 1/2

As of March 31, 1997, there were approximately 288 holders of record of the Common Stock. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.


                               DIVIDEND POLICY

     The Company has not declared or paid any cash dividends on its Common Stock and currently intends to retain all future earnings to fund operations and the continued development of its business. In addition, the Company's credit facility with its primary lender contains restrictions limiting the ability of the Company to declare or pay cash dividends. Any future determination to declare and pay cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.

ITEM 6  - SELECTED FINANCIAL DATA


YEAR ENDED DECEMBER 31,                              1996            1995             1994           1993           1992
                                                 ------------  ----------------  --------------  -------------  ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA (1):
Sales of products...............................  $34,411           $17,384          $ 2,776        $ 3,320        $ 4,977
Service revenues................................   16,589            12,754           12,507         12,441         11,969
                                                  -------           -------          -------        -------        -------
  Total sales...................................   51,000            30,138           15,283         15,761         16,946
Gross profit....................................   14,995             6,363            1,976          2,605          3,543
Operating income (loss) from continuing
 operations before special charges..............    7,358             2,504           (1,293)          (943)        (1,098)
Operating income (loss) from continuing
 operations ....................................    7,358             1,524           (1,293)        (1,668)        (2,004)
Income (loss) from continuing operations
 before income taxes............................    7,524             1,172           (1,883)        (2,120)        (3,298)
Net income (loss) (2)...........................    6,779             1,172           (1,883)        (2,120)        (9,069)
Income (loss) from continuing operations
 per common share (3)...........................  $   .46           $   .12          $  (.41)       $  (.54)       $ (1.44)
Weighted average shares outstanding (3).........   14,424             9,083            4,631          3,765          2,293

BALANCE SHEET DATA:
Working capital (4).............................  $37,961           $10,222          $ 2,267        $ 1,783        $ 1,013
Total assets (4)................................   60,736            28,515            8,943          8,752         12,163
Long-term debt .................................      ---             3,750            4,328          5,388          7,100
Total liabilities...............................    8,362            14,181            7,783          8,410         13,555
Stockholders' equity (4)........................   52,374            14,334            1,160            342         (1,392)

------------------------------
(1) Includes results of operations for the following businesses from their respective dates of acquisition: AIT-May 17, 1995; Westec - October 2, 1995; and Sunrise - January 1, 1996.

(2) The Company recorded no income tax expense during 1992 through 1995 due to net losses realized and the availability of federal income tax net operating loss carryforwards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(3) Net income (loss) per common share and weighted average shares outstanding are presented on a fully diluted basis. See Note A to "Consolidated Financial Statements".

(4) In October 1996, the Company completed a $26.2 million secondary public equity offering. See Note I to "Consolidated Financial Statements".

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company develops, manufactures and markets wireline and wireless switching, transport and access products primarily for the United States, Caribbean Basin and Latin American telecommunications markets. The products offered by the Company include those manufactured by the Company as well as those manufactured by other companies. To support and complement its product sales, the Company also provides its customers with a broad range of design, manufacturing, testing, installation, repair and other value-added services.

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

     During 1995 and early 1996, the Company acquired three businesses (the "Acquisitions") in an effort to broaden its line of switching, transport and access products, enhance its product development capabilities and strengthen its technical base. Effective May 1995, the Company acquired AIT, Inc, ("AIT") a full service provider of Northern Telecom switching systems, add-on frames and related circuit boards. Effective October 1995, the Company acquired Westec Communications, Inc. ("Westec"), a provider of wireless products and services primarily to the cable television industry. Effective January 1996, the Company acquired Sunrise Sierra, Inc. ("Sunrise"), a manufacturer of intelligent transport and access products. See "Business."

     The Company realized significant improvements in its sales and operating results during 1995 and 1996 primarily as a result of the Acquisitions and the sale of access products under a short-term distribution agreement entered into in September 1995. The Company's total sales increased by 97.2% in 1995 and 69.2% in 1996 when compared to 1994 and 1995, respectively. As the Company's sales mix shifted from a majority of service revenues in 1994 (81.8% of total sales) to a majority of product sales in 1995 and 1996 (57.7% and 67.5% of total sales, respectively), the Company's gross profit margin increased from 12.9% in 1994 to 21.1% in 1995 and 29.4% in 1996. As a percentage of total sales, the Company's operating income (loss) before special charges increased from (8.5%) in 1994 to 8.3% in 1995 and 14.4% in 1996. Management will continue to seek further improvements in gross profit margin over time as the Company's product offerings include more internally developed and acquired products containing proprietary technology.

     Since January 1, 1995, the Company has significantly strengthened its balance sheet through improved operating results, a $26.2 million secondary public equity offering, a private equity ofering and stock warrant exercises that generated approximately, $10 million in new capital and a new five-year $10 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth. The Company's working capital and stockholders' equity have increased from $2.3 million and $1.2 million, respectively, at December 31, 1994 to $38.0 million and $52.4 million respectively, at December 31, 1996.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total sales represented by each line item in the Company's consolidated statements of operations:


                                                                     Year Ended December 31,
                                                              -------------------------------------
                                                                 1996         1995         1994
                                                              -----------  -----------  -----------
Sales of products...........................................     67.5%        57.7%        18.2%
Service revenues............................................     32.5         42.3         81.8
                                                                -----        -----        -----
 Total sales................................................    100.0        100.0        100.0
Cost of products sold.......................................     42.1         42.0         14.4
Cost of services............................................     28.5         36.9         72.7
                                                                -----        -----        -----
 Total cost of sales........................................     70.6         78.9         87.1
                                                                -----        -----        -----
 Gross profit...............................................     29.4         21.1         12.9

Engineering and development.................................      1.7          1.9          3.8
Selling, general and administrative.........................     12.2         10.4         17.4
Amortization of goodwill....................................      1.1          0.5          0.2
                                                                -----        -----        -----
 Operating income (loss) before special charges ............     14.4          8.3         (8.5)

Special charges.............................................      ---          3.3          ---
                                                                -----        -----        -----
 Operating income (loss)....................................     14.4          5.0         (8.5)

Interest and other income...................................      1.0          0.5          0.1
Interest expense............................................     (0.6)        (1.6)        (3.4)
Other expense...............................................      ---          ---         (0.5)
                                                                -----        -----        -----
 Income (loss) before income taxes..........................     14.8          3.9        (12.3)

Income taxes................................................      1.5          ---          ---
                                                                -----        -----        -----

 Net income (loss)..........................................     13.3%         3.9%       (12.3)%
                                                                =====        =====        =====

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Sales

     Total sales increased $19,862,000, or 69.2%, to 51,000,000 in 1996 from
$30,138,000 in 1995. The percentage of product sales to total sales increased to 67.5% in 1996 from 57.7% in 1995.

     Product sales increased $17,027,000, or 97.9%, to $34,411,000 in 1996 from
$17,384,000 in 1995. The increase related primarily to an additional $16.0 million of switching products sold by AIT, which was acquired in May 1995, and $3.6 million of transport and access products sold by Westec and Sunrise, which were acquired in October 1995 and January 1996, respectively. The increases noted above were partially offset by a decrease in the sales of pay telephone parts in 1996 due to a large one-time order for stainless steel vault doors received in 1995.

     Service revenues increased $3,834,000, or 30.0%, to $16,589,000 in 1996 from $12,755,000 in 1995. The increase related to $1.2 million of Westec repair revenues following its acquisition, $1.7 million of increased circuit board repair revenues generated by the introduction of new repair services and a new repair agent contract executed with Century Telephone in July 1995, and increased contract manufacturing revenues of approximately $1.4 million.

Gross Profit

     Gross profit increased $8,632,000, or 135.7%, to $14,995,000 in 1996 from
$6,363,000 in 1995. Gross profit margin increased to 29.4% in 1996 from 21.1% in 1995. The improved performance resulted from the 69.2% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

     Gross profit margin on products sold increased to 37.6% in 1996 from 27.2% in 1995. Excluding the sale of DSC distributed products, gross profit margin
for products sold in 1996 and 1995 was 41.9% and 33.4%, respectively.   The
improved margin performance for non-distributed products related primarily to the $16.0 million, or 207%, increase in switching products sold by AIT and $2.8 million of transport and access products sold by Sunrise since its January 1996 acquisition.

     Gross profit margin on service revenues decreased to 12.5% in 1996 from 12.8% in 1995 despite the increase in service revenues. The Company's gross profit margin for service revenues is subject to wide fluctuations depending on the sales mix (i.e., circuit board repair and pay telephone refurbishment have targeted gross profit margins significantly higher than those of electronic manufacturing services). In addition, circuit board repair margins as a whole have declined in recent years due to increased out-sourced repair revenues associated with new "one-stop" repair agent programs.

Engineering and Development

     Engineering and development expenses increased $315,000, or 54.6%, to $892,000 in 1996 from $577,000 in 1995. The increase in expenses was attributable to the research and product development activities acquired in connection with the acquisition of Sunrise and the formation of a corporate
product development function during the third quarter of 1996.   As a result of
the 69.2% increase in total sales, engineering and development expenses decreased to 1.7% of total sales in 1996 from 1.9% of total sales in 1995.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $3,085,000, or 98.7%, to $6,210,000 in 1996 from $3,125,000 in 1995. The increase primarily related to expenses associated with the operations of the recently acquired businesses, additional salary and related costs for the Company's Chairman (who took no salary during 1995) and its new President, and the Company's establishment of a dedicated international sales and marketing group and corporate business development function in the first quarter of 1996. As a percentage of total sales, selling, general and administrative expenses increased to 12.2% in 1996 from 10.4% in 1995.

Amortization of Goodwill

     Amortization of goodwill increased $377,000 to $534,000 in 1996 from $157,000 in 1995 as a result of the goodwill acquired in connection with the Acquisitions.

Operating Income

     Operating income increased $5,834,000 to $7,358,000 in 1996 from $1,524,000 in 1995. As a percentage of total sales, operating income increased to 14.4% in 1996 from 5.0% in 1995.

Interest and Other Income

     Interest and other income increased $341,000 to $484,000 in 1996 from $143,000 in 1995 due to the increased invested cash balances of the Company in 1996, resulting primarily from proceeds received from the $26.2 million secondary public equity offering completed in October. See "Liquidity and Capital Resources".

Interest Expense

     Interest expense decreased $175,000, or 35.4%, to $319,000 in 1996 from $494,000 in 1995. The decrease resulted primarily from a decrease in the average debt outstanding in 1996. In October 1996, the Company paid off a $3.9 million term loan with its bank using proceeds received from the secondary public offering. A reduction in the interest rate on the Company's bank debt due to the lender's reinstatement of a LIBOR-based interest rate option in July 1995 and an additional one percentage point reduction obtained with the Company's new bank agreement in March 1996 also contributed to the decrease in interest expense.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

Sales

     The Company's total sales increased $14,855,000, or 97.2%, to $30,138,000 in 1995 from $15,283,000 in 1994. The mix of total sales shifted significantly during this period to 57.7% product sales in 1995 from 81.8% service revenues in 1994.

     Product sales increased $14,608,000, or 526.2%, to $17,384,000 in 1995 from $2,776,000 in 1994. The increased sales related primarily to $6.2 million of switching systems, add-on frames and related circuit boards sold by AIT since its acquisition in May 1995 and $5.8 million of access products sold under the DSC distribution agreement.

     Service revenues increased $248,000, or 2.0%, to $12,755,000 in 1995 from $12,507,000 in 1994. The increase related to repair revenues of Westec acquired in the fourth quarter of 1995.

Gross Profit

     Gross profit increased $4,387,000, or 222.0%, to $6,363,000 in 1995 from
$1,976,000 in 1994, as a result of increases in total sales and product sales as a percentage of total sales. Gross profit margin increased to 21.1% in 1995 from 12.9% in 1994.

     Gross profit margin for products sold increased to 27.2% in 1995 from 20.9% in 1994. Excluding the sale of DSC distributed products, gross profit margin for products sold in 1995 was 33.4%. The improved gross profit margin resulted from the Company's increased product sales and, more specifically, on switching products offered by the Company as a result of the acquisition of AIT. Switching systems and add-on frames sold by AIT, which represented a new product offering for the Company, carry significantly higher gross profit margins than the modified circuit boards and pay telephone parts that comprised most of the product sales in 1994.

     Gross profit margin on service revenues increased to 12.8% in 1995 from 11.2% in 1994. The improvement in gross profit margin in 1995 related to an approximately $1.0 million increase in higher margin refurbishment revenues offset by a similar reduction in contract manufacturing service revenues.

Engineering and Development Expenses

     Engineering and development expenses decreased $4,000, or 0.7%, to $577,000 in 1995 from $581,000 in 1994. As a result of the 97.2% increase in total sales in 1995, engineering and development expenses as a percentage of total sales decreased to 1.9% in 1995 from 3.8% in 1994.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $467,000, or 17.6%, to $3,125,000 in 1995 from $2,658,000 in 1994. The increased expenses were primarily a result of the AIT and Westec operations. As a percentage of total sales, selling, general and administrative expenses decreased to 10.4% in 1995 from 17.4% in 1994.

Amortization of Goodwill

     Amortization of goodwill increased $127,000 to $157,000 in 1995 from $30,000 in 1994 as a result of goodwill acquired in connection with the AIT and Westec Acquisitions.

Special Charges

     In the second quarter of 1995, the Company recorded a one-time charge of $980,000, primarily for the write-down of test equipment and related tooling used in certain repair operations. As a result of a decline in analog circuit board repair revenues, the shift in strategic focus to product sales, new digital repair services and programs offered by the Company, the acquisition of AIT and other market considerations, management elected to significantly write-down the net book value of certain test equipment, tooling, dies and diagnostic programs used to repair analog telecommunications equipment. See "Note C to Consolidated Financial Statements".

Operating Income (Loss)

     Operating income increased $2,817,000 to $1,524,000 in 1995 from a loss of $1,293,000 in 1994. As a percentage of total sales, operating income (loss) increased to 5.0% in 1995 from (8.5%) in 1994.

Interest and Other Income

     Interest and other income increased $130,000 to $143,000 in 1995 from $13,000 in 1994. The increased income was generated from interest earned on notes receivable from stockholders, a note receivable from the former owner of AIT and the Company's invested cash balances.

Interest Expense

     Interest expense decreased $29,000, or 5.5%, to $494,000 in 1995 from $523,000 in 1994. The decrease resulted from an approximately $800,000 reduction in average debt outstanding during the second half of 1995 and an approximately two point reduction in the interest rate being paid on bank debt due to the reinstatement of a LIBOR-based interest rate option by the Company's primary lender in mid-1995.

Other Expenses

     In December 1994, $110,000 of 8 1/2% debentures were converted into shares of Common Stock at a reduced price of $1.25 per share. In connection with the incremental shares issued, the Company recorded $80,000 of debt conversion expense and a corresponding credit to stockholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

Overview

     The Company has traditionally financed its operations and growth through private placements of equity, the exercise of stock warrants and options and bank loans from its primary lender. With the significant increase in total sales and net income in 1995 and 1996, cash flows from operations are also becoming a primary cash resource for the Company.

     In October 1996, the Company received $26,156,000 in cash from the sale of 3,487,500 shares of its common stock in a secondary public offering at a price of $8.00 per share. In October 1996, the Company used $3,875,000 of the net proceeds to pay off all debt owed to its bank under the Company's term loan.
In consideration of the repayment of the amounts borrowed under the term loan, the Company's primary lender increased the amount available to the Company under its revolving line of credit from $6 million to $10 million. The Company intends to use the remaining net proceeds form the offering for the acquisition of businesses and technology licenses and other strategic initiatives related to the growth and development of the Company's telecommunications products business and for general corporate purposes, including new product development, the expansion of domestic and international sales and marketing efforts and working capital.

     Cash management is a key element of the Company's operating philosophy and future strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased product development, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. The 1997 Salary Incentive Program discussed below is another example of the Company's efforts to effectively manage its cash position, as cash payments related to certain salary costs are not made until sufficient pre-tax profits and accompanying cash flow are generated by the Company. Operating Activities

Operating Activities

     Cash generated by operating activities increased $8,176,000 to $1,987,000 in 1996 primarily as a result of the net income earned in 1996. Cash used by operating activities of $6,189,000 for the year ended December 31, 1995 resulted from the Company's need to finance increased accounts receivable and inventories required to support its rapid growth in sales during the second half of 1995.

     Accounts receivable increased $3,000 to $9,652,000 at December 31, 1996 from $9,649,000 at December 31, 1995. Accounts receivable increased $7,095,000, or 277.9%, to $9,649,000 at December 31, 1995 from December 31, 1994, primarily as a result of the Company's 235.7% increase in sales in the fourth quarter of 1995 compared to the fourth quarter of 1994. Average days sales outstanding at December 31, 1996 were 50 days as compared to 49 and 53 days at December 31, 1995 and 1994, respectively.

     Inventories increased $6,107,000, or 134.2%, to $10,657,000 at December 31, 1996 from $4,550,000 at December 31, 1995. This increase was due primarily to a planned $4.5 million build-up of AIT inventories to support the increased demand for its switching products. The remaining increase related primarily to inventories from the acquisition of Sunrise and an approximately $500,000 increase in electronic manufacturing inventories to service future production demands. Inventories at December 31, 1995 increased $2,306,000, or 102.7%, over December 31, 1994 levels primarily as a result of the AIT Acquisition.

Investing Activities

     During 1996, the Company invested $1,176,000 in capital expenditures, primarily for new manufacturing and test equipment, computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of new acquisitions, and facility improvements required for connection with AIT's growth. During 1995 and 1994, the Company's capital expenditures of $280,000 and $240,000, respectively, related primarily to facility improvements, new manufacturing equipment and repair service development projects.

     In March 1995, the Company entered into a four year agreement to lease approximately $1 million of new surface mount manufacturing and automated testing equipment. See "Business -- Manufacturing." As part of the lease agreement, the Company paid approximately $220,000 as a first payment and $24,000 for a security deposit. Other Assets on the December 31, 1996 balance sheet include approximately $247,000 in prepaid rent relating to this lease. See "Note E to Consolidated Financial Statements".

     From May 1995 to January 1996, the Company completed the Acquisitions, which were designed to bring new wireline and wireless switching, transport and
access products and technology into the Company.   All of the Acquisitions were
relatively similar in structure in that the former owner(s) received initial consideration consisting of a combination of the Company's common stock and cash, as well as contingent consideration tied to the future profitability of the ongoing business. See "Note B to Consolidated Financial Statements". The majority of the contingent consideration may be paid, at the option of the Company, in the form of common stock valued at its then-current market price. At the time it becomes highly probable that contingent consideration will be earned, the fair market value is measured and recorded on the Company's balance sheet as additional goodwill and stockholders' equity.

     Through December 31, 1996, the Company has paid approximately $1.9 million in cash consideration in connection with the Acquisitions, including $1,165,000 in contingent consideration paid to the previous owner of AIT in 1996 as a result of AIT's gross profit performance during 1995 and the first six months of 1996. The impact of these payments on the Company's cash position has been partially offset by the addition of $805,000 in cash owned by Sunrise on its effective date of acquisition.

     In July 1995, the Company loaned the sole stockholder of AIT $1.3 million in cash in connection with a secured promissory note executed as an integral part of the acquisition of AIT. An additional $1.0 million was loaned to the shareholder as specific fully reserved accounts receivable, notes receivable and inventories on AIT's May 17, 1995 balance sheet were collected or realized by the Company in 1995 and 1996. As of December 31, 1996, the Company had loaned an aggregate of $2,319,000 to the shareholder, of which $572,000 remained outstanding. See "Note B to Consolidated Financial Statements".

     In March 1996, the Company entered into a memorandum of understanding with International Communication Technologies, Inc. ("ICT") and Eagle
Telephonics, Inc. ("Eagle") to manufacture, market and sell a new modular, digital central office switch recently developed by Eagle. In July 1996, a long-term technology license agreement was executed by all three parties. As consideration for this license, the Company agreed to pay Eagle $250,000 in cash and provide it with $450,000 of manufacturing services, which have been performed as of December 31, 1996. In addition, the Company agreed to pay ICT certain royalties based on future sales of the switch by the Company. Other Current Assets on the December 31, 1996 balance sheet include approximately $313,000 of prepaid royalties related to anticipated future sales of the switch at significantly discounted royalty rates.

     In December 1996, the Company executed a technology licensing agreement with TCSI Corporation ("TCSI") that grants the Company the perpetual rights to incorporate TCSI's spread spectrum Code Division Multiple Access-based ("CDMA") wireless technology into World Access products sold throughout the world.
Under the terms of the agreement, World Access also has the rights to use the technology covered by seven TCSI patents, all of which address digital data signals and wireless communication systems. As total consideration for this license, TCSI was paid $50,000 in cash and issued 25,000 shares of restricted common stock. These shares had an initial fair value of approximately $150,000. In addition to the 25,000 shares noted above, TCSI was issued 25,000 restricted shares of the Company's common stock. These shares were immediately placed in escrow and will be released to TCSI upon the earlier of the first commercial use of the technology by the Company or the expiration of the two year period from the date of the license was executed.

Financing Activities

     Since February 1993, the Company has raised approximately $6.2 million from four placements of Company common stock to private investors. See "Note I to Consolidated Financial Statements". Net proceeds from these private placements were used for operational purposes and to complete the acquisition of AIT in 1995.

     During September and October 1996, 3,487,500 shares of Company common stock were sold in a secondary public offering at a price of $8.00 per share. The Company received $26,156,300 from this offering, net of a 6.5% underwriter discount fee. The Company incurred additional expenses of approximately $825,000 in connection with this offering.

     Additional sources of cash flow have included bank debt and related payment concessions. In July 1995, the Company received a new $2 million line of credit from its primary lender through November 1997. In March 1996, the Company's bank agreement was amended to increase the revolving line of credit from $2 million to $6 million, reduce the interest rate by one point and extend the bank's commitment until March 2001. The original $4 million term loan, scheduled to mature in November 1997, was replaced with a new $4 million term loan requiring graduated quarterly payments through March 2001. In October 1996, this term loan was paid in full out of proceeds from the secondary public offering noted above. In December 1996, the Company's bank agreement was further amended to increase the revolving line of credit from $6 million to $10 million. As of December 31, 1996, there was no debt outstanding on the Company's line of credit.

     In October 1995, the Company raised approximately $6.5 million through the exercise of previously issued warrants and non-qualified options to purchase shares of common stock. The vast majority of these securities related to warrants issued in connection with the private offerings discussed above and bank financing agreements. In exercising their warrants or options, investors had the option of paying cash or executing an 8% interest bearing note made payable to the Company. Approximately $2.4 million of the total proceeds was paid in cash and $4.1 million through notes, which were paid in full as of March 31, 1996. There are currently no significant warrants or options outstanding to purchase common stock except those issued under the Company's 1991 Stock Option Plan and Director warrant plans. See "Note J to Consolidated Financial Statements".

Net Operating Loss Carryforward

     As of December 31, 1996, the Company had approximately $4.0 million in tax net operating loss carryforwards available to reduce future taxable income through the year 2010. In addition, the Company has capital loss carryforwards of approximately $1.2 million expiring in 1998. Due to the exercise of certain stock options and warrants and the issuance of common stock relating to the Acquisitions, it has been assumed that the Company has undergone an ownership change under Internal Revenue Service regulations which would limit the annual
utilization of net operating loss carryforwards.   The annual limitation is
estimated to be approximately $4.4 million, and accordingly, the Company began recording income tax expense in the second quarter of 1996.

Salary Incentive Program

     In December 1996, the Company implemented a voluntary salary reduction program designed to improve the Company's cash flow during 1997, further align the objectives of the Company's management and salaried employees with those of the Company's stockholders and potentially provide the Company with significant future tax deductions. Under the program, 72 exempt salaried employees agreed to forego $826,038 of their 1997 compensation in exchange for 413,019 non-qualified options to purchase shares of the Company's common stock at $8.00 per share, its then-current market value (i.e., one stock option for every $2 of compensation). The vesting is tied to the Company meeting specific operational objectives in 1997, including the Company achieving pre-defined levels of sales growth, ISO 9001 and 9002 certification, specific cash management objectives and upgraded information systems that will support accelerated growth and improve corporate communications.

     Under the 1997 program, employees could participate to a maximum level of 50% of their 1997 salaries. The Company's Chairman, President and Chief Financial Officer each elected to forego 50% of their salary under this program. This program also provides that if certain levels of pre-tax income before special charges are achieved for 1997, a partial or full repayment of salaries will be made. Full repayment is based on the Company realizing $13 million of pre-tax income during 1997, a $5.5 million or approximately 75% increase over 1996 actual pre-tax income. Compensation expense related to this program will be recorded in 1997 when it becomes probable a repayment will be earned.

Summary

     The Company's improved operating performance and completion of the secondary public equity offering has significantly enhanced its financial strength and improved its liquidity. As of the date of this Report, the Company has no bank debt, approximately $20.0 million of cash and a $10 million revolving line of credit available. Management believes that the Company has sufficient financial resources to support its working capital requirements and business plans for at least the next 12 months.


Quarterly Operating Results

     The following table presents unaudited quarterly operating results for each of the Company's last eight quarters. This information has been prepared by the Company on a basis consistent with the Company's audited consolidated financial statements and includes all adjustments, consisting only of normal recurring accruals, that the Company considers necessary for a fair presentation in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future operating results. This information should be read in conjunction with the Company's Consolidated Financial Statements, and notes thereto, included elsewhere in this Report.

     The following results include the results of operations for businesses acquired from their respective dates of acquisition as follows: (a) AIT effective as of May 17, 1995; (b) Westec effective as of October 2, 1995; and
(c) Sunrise effective as of January 1, 1996. Net income (loss) per share is presented on a fully diluted basis.

     Sales of switching, transport and access products are subject to the timing of customer upgrade and new installation programs and, as a result, may contribute to significant fluctuations in the Company's future quarterly sales. The Company's operating income performance is also subject to significant quarterly fluctuations based on the mix of product sales and service revenues.

                                                                                          Quarter Ended
                                                        ----------------------------------------------------------------------------
                                                        March 31, June 30, Sept. 30, Dec. 31, March 31,  June 30, Sept. 30, Dec. 31,
                                                          1995      1995     1995     1995      1996       1996     1996      1996
                                                          ----      ----     ----     ----      ----       ----     ----      ----
                                                                             (In thousands, except per share data)
Sales of products(l).................................... $1,556    $1,914   $3,392   $10,522   $ 8,354   $ 7,682   $8,125  $10,250
Service revenues........................................  3,064     2,844    3,268     3,578     4,039     3,881    4,294    4,375
                                                         ------    ------   ------   -------   -------   -------   ------   ------
 Total sales............................................  4,620     4,758    6,660    14,100    12,393    11,563   12,419   14,625
                                                         ------    ------   ------   -------   -------   -------   ------   ------

Cost of products sold...................................  1,074     1,239    1,925     8,419     6,215     4,597    4,810    5,863
Cost of services........................................  2,711     2,519    2,892     2,996     3,403     3,541    3,591    3,985
                                                         ------    ------   ------   -------   -------   -------   ------   ------
 Total cost of sales....................................  3,785     3,758    4,817    11,415     9,618     8,138    8,401    9,848
                                                         ------    ------   ------   -------   -------   -------   ------   ------
 Gross profit...........................................    835     1,000    1,843     2,685     2,775     3,425    4,018    4,777

Engineering and development.............................    142       144      165       126       177       193      243      280
Selling, general and administrative.....................    557       611      938     1,019     1,277     1,430    1,679    1,824
Amortization of goodwill................................      5        18       44        90       111       111      142      170
                                                         ------    ------   ------   -------   -------   -------   ------   ------
 Operating income (loss) before special charges.........    131       227      696     1,450     1,210     1,691    1,954    2,503
Special charges.........................................      -       980        -         -         -         -        -        -
                                                         ------    ------   ------   -------   -------   -------   ------   ------
 Operating income (loss)................................    131      (753)     696     1,450     1,210     1,691    1,954    2,503

Interest expense........................................    126       120      110       138       103       104      101       11
Interest and other income...............................     (6)       (5)     (41)      (90)     (103)      (55)     (24)    (303)
                                                         ------    ------   ------   -------   -------   -------   ------   ------
 Income (loss) before income taxes......................     11      (868)     627     1,402     1,210     1,642    1,877    2,795

Income taxes............................................      -         -        -         -         -       224      234      287
                                                         ------    ------   ------   -------   -------   -------   ------   ------
 Net income (loss)...................................... $   11    $ (868)  $  627   $ 1,402   $ 1,210   $ 1,418   $1,643   $2,508
                                                         ======    =======  ======   =======   =======   =======   ======   ======
 Net income (loss) per comma share...................... $    -    $ (.13)  $  .10   $   .15   $   .09   $   .10   $  .12   $  .15
                                                         ======    =======  ======   =======   =======   =======   ======   ======

The following table sets forth the above unaudited quarterly financial information as a percentage of total sales:



                                                                                   Quarter Ended
                                              -------------------------------------------------------------------------------------
                                              March 31,   June 30,    Sept. 30,    Dec. 31,    March 31, June 30, Sept. 30, Dec. 31,
                                               1995         1995        1995         1995        1996     1996      1996      1996
                                               ----         ----        ----         ----        ----     ----      ----      ----
Sales of products(l).........................  33.7%        40.2%       50.9%        74.6%      67.4%     66.4%     65.4%     70.1%
Service revenues.............................  66.3         59.8        49.1         25.4       32.6      33.6      34.6      29.9
                                              -----        -----       -----        -----      -----     -----     -----     -----
 Total sales................................. 100.0        100.0       100.0        100.0      100.0     100.0     100.0     100.0
                                              -----        -----       -----        -----      -----     -----     -----     -----
Cost of products sold........................  23.2         26.1        28.9         59.7       50.1      39.8      38.7      40.1
Cost of services.............................  58.7         52.9        43.4         21.3       27.5      30.6      29.0      27.2
                                              -----        -----       -----        -----      -----     -----     -----     -----
 Total cost of sales.........................  81.9         79.0        72.3         81.0       77.6      70.4      67.7      67.3
                                              -----        -----       -----        -----      -----     -----     -----     -----
 Gross profit(2).............................  18.1         21.0        27.7         19.0       22.4      29.6      32.3      32.7

Engineering and development..................   3.1          3.0         2.5          0.9        1.4       1.7       2.0       1.9
Selling, general and administrative..........  12.1         12.8        14.1          7.2       10.3      12.3      13.5      12.5
Amortization of goodwill.....................   0.1          0.4         0.7          0.6        0.9       1.0       1.1       1.2
                                              -----        -----       -----        -----      -----     -----     -----     -----
 Operating income (loss) before special charges 2.8          4.8        10.4         10.3        9.8      14.6      15.7      17.1

Special charges..............................     -         20.6           -            -          -         -         -         -
                                              -----        -----       -----        -----      -----     -----     -----     -----
 Operating income (loss).....................   2.8        (15.8)       10.4         10.3        9.8      14.6      15.7      17.1

Interest expense.............................   2.7          2.5         1.6          1.0        0.8       0.9       0.8       0.1
Interest and other income....................  (0.1)        (0.1)       (0.6)        (0.6)      (0.8)     (0.5)     (0.2)     (2.1)
                                              -----        -----       -----        -----      -----     -----     -----     -----
 Income (loss) before income taxes...........   0.2        (18.2)        9.4          9.9        9.8      14.2      15.1      19.1

Income taxes.................................     -            -           -            -          -       1.9       1.9       2.0
                                              -----        -----       -----        -----      -----     -----     -----     -----
 Net income (loss)...........................   0.2%       (18.2)%       9.4%         9.9%       9.8%     12.3%     13.2%     17.1%
                                              =====        =====       =====        =====      =====     =====     =====     =====

(1) The significant increase in product sales beginning in mid-1995 is a result of the Acquisitions and approximately $10.4 million of distributed DSC access products sold during the nine months ended June 30, 1996.

(2) Excluding the sales of distributed DSC products, gross profit margins for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996 were 22.0%, 27.6% and 31.6%, respectively.

ITEM 8 - FINANCIAL STATEMENTS



                         INDEX TO FINANCIAL STATEMENTS





                                                                                          Page
                                                                                         Number
                                                                                         ------
Report of Independent Certified Public Accountants.......................................  23

Consolidated Balance Sheets as of December 31, 1996 and 1995.............................  24

Consolidated Statements of Operations for the years ended December 31, 1996,
1995 and 1994............................................................................  25

Consolidated Statements of Changes in Stockholders' Equity for the years ended
December 31, 1996, 1995 and 1994.........................................................  26

Consolidated Statements of Cash Flows for the years ended December 31, 1996,
1995 and 1994............................................................................  27

Notes to Consolidated Financial Statements...............................................  28

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


      To the Board of Directors and Stockholders of World Access, Inc.,


      In our opinion, the financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 43 present fairly, in all material respects, the financial position of World Access, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





      Price Waterhouse LLP

      Orlando, Florida
      February 28, 1997, except as to Note M,
      which is as of March 28, 1997

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS




                                                                                DECEMBER 31,
                                                                       -----------------------------
                                                                            1996            1995
                                                                       -------------   -------------
ASSETS
Current Assets
     Cash and equivalents                                              $  22,480,082   $   1,886,819
     Accounts receivable                                                   9,651,884       9,648,817
     Inventories                                                          10,657,412       4,549,721
     Notes receivable from stockholders                                          ---       3,879,728
     Other current assets                                                  3,533,615         688,367
                                                                       -------------   -------------
                     Total Current Assets                                 46,322,993      20,653,452
Property and equipment                                                     2,657,661       2,062,749
Technology licenses                                                          907,489             ---
Intangible assets                                                          9,526,140       5,084,184
Other assets                                                               1,321,683         714,848
                                                                       -------------   -------------

                     Total  Assets                                     $  60,735,966   $  28,515,233
                                                                       =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term debt                                                    $         ---   $   5,385,220
    Accounts payable                                                       3,756,722       3,648,734
    Accrued payroll and benefits                                           1,605,840         731,659
    Other accrued liabilities                                              2,999,187         665,585
                                                                       -------------   -------------
                     Total Current Liabilities                             8,361,749      10,431,198

Long-term debt                                                                   ---       3,750,000
                                                                       -------------   -------------
                     Total Liabilities                                     8,361,749      14,181,198
                                                                       -------------   -------------
Stockholders' Equity
    Common stock, $.01 par value, 20,000,000 shares
       authorized, 16,328,513 and 12,558,279 issued and
       outstanding at  December 31, 1996 and 1995, respectively              163,285         125,583
    Capital in excess of par value                                        58,517,279      27,641,543
    Note receivable from affiliate                                          (571,634)       (919,836)
    Accumulated deficit                                                   (5,734,713)    (12,513,255)
                                                                       -------------   -------------
                     Total Stockholders' Equity                           52,374,217      14,334,035
                                                                       -------------   -------------
                     Total Liabilities and Stockholders' Equity        $  60,735,966   $  28,515,233
                                                                       =============   =============




The accompanying notes are an integral part of these consolidated financial statements.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   YEAR ENDED DECEMBER 31,
                                         -------------------------------------------
                                              1996           1995           1994
                                         -------------   ------------  -------------
Sales of products                        $  34,411,079  $  17,383,904  $   2,776,094
Service revenues                            16,589,123     12,754,585     12,507,302
                                         -------------  -------------  -------------
   Total Sales                              51,000,202     30,138,489     15,283,396

Cost of products sold                       21,485,696     12,657,218      2,195,588
Cost of services                            14,519,917     11,118,411     11,111,942
                                         -------------  -------------  -------------
   Total Cost of Sales                      36,005,613     23,775,629     13,307,530
                                         -------------  -------------  -------------
   Gross Profit                             14,994,589      6,362,860      1,975,866

Engineering and development                    891,959        577,299        580,917
Selling, general and administrative          6,210,324      3,124,559      2,657,710
Amortization of goodwill                       533,919        157,394         29,776
Special charges                                    ---        980,000            ---
                                         -------------  -------------  -------------
   Total Operating Expenses                  7,636,202      4,839,252      3,268,403
                                         -------------  -------------  -------------
   Operating Income (Loss)                   7,358,387      1,523,608     (1,292,537)

Interest and other income                      484,211        142,632         13,071
Interest expense                              (318,987)      (493,797)      (523,011)
Debt conversion costs                              ---            ---        (80,109)
                                         -------------  -------------  -------------
   Income (Loss) Before Income Taxes         7,523,611      1,172,443     (1,882,586)

Income taxes                                   745,069            ---            ---
                                         -------------  -------------  -------------
   Net Income (Loss)                     $   6,778,542  $   1,172,443  $  (1,882,586)
                                         =============  =============  =============

Net Income (Loss) Per Common Share:
    Primary                              $         .46  $         .13  $        (.41)
                                         =============  =============  =============
    Assuming Full Dilution               $         .46  $         .12  $        (.41)
                                         =============  =============  =============

Weighted Average Shares Outstanding:
    Primary                                 14,423,840      8,690,563      4,630,895
                                         =============  =============  =============
    Assuming Full Dilution                  14,423,840      9,083,260      4,630,895
                                         =============  =============  =============




The accompanying notes are an integral part of these consolidated financial statements.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                 CAPITAL IN          NOTE
                                                  COMMON         EXCESS OF        RECEIVABLE      ACCUMULATED
                                                   STOCK         PAR VALUE      FROM AFFILIATE      DEFICIT          TOTAL
                                                -----------     ------------    --------------    -----------     ------------
Balance at January 1, 1994                      $    47,415     $12,098,179     $        ---     $(11,803,112)    $    342,482

Net loss                                                                                           (1,882,586)      (1,882,586)
Issuance of 1,656,000 shares in
  private placements, net of expenses                16,560       1,953,440                                          1,970,000
Issuance of 93,634 shares upon
  conversion of debentures                              936         196,217                                            197,153
Issuance of 344,000 shares upon
  conversion of bank debt                             3,440         401,560                                            405,000
Issuance of 48,578 shares for stock
  options and other transactions                        486          73,357                                             73,843
Issuance of 34,567 shares for
  matching contribution to 401K plan                    345          53,680                                             54,025
                                                -----------     -----------    -------------     ------------     ------------
Balance at December 31, 1994                         69,182      14,776,433              ---      (13,685,698)       1,159,917

Net income                                                                                          1,172,443        1,172,443
Issuance of 2,583,988 shares for stock
  warrants and options                               25,840       6,703,561                                          6,729,401
Issuance of 1,181,770 shares in private
  placement, net of expenses                         11,818       2,857,607                                          2,869,425
Issuance of 1,351,603 shares for
  AIT acquisition                                    13,516       2,259,902                                          2,273,418
Issuance of 517,050 shares for
  Westec acquisition                                  5,171       1,023,279                                          1,028,450
Note receivable from affiliate, net                                                 (919,836)                         (919,836)
Issuance of 5,596 shares for
  matching contribution to 401K plan                     56          20,761                                             20,817
                                                -----------     -----------    -------------     ------------     ------------
Balance at December 31, 1995                        125,583      27,641,543         (919,836)     (12,513,255)      14,334,035

Net income                                                                                          6,778,542        6,778,542
Issuance of 3,487,500 shares for secondary
  public offering, net of expenses                   34,875      25,296,375                                         25,331,250
Issuance of 655,364 shares for
  Sunrise acquisition                                 6,553       2,990,383                                          2,996,936
Release of 318,654 shares from
  escrow for AIT acquisition                                      2,042,373                                          2,042,373
Repayment of loan by affiliate, net                                                  348,202                           348,202
Issuance of 50,000 shares for
  technology license                                    500         137,020                                            137,520
Issuance of 246,906 shares for
  stock options and warrants                          2,469         377,629                                            380,098
Retirement of 672,419 escrowed
   shares from 1991 initial public offering          (6,724)          6,724                                                ---
Issuance of 2,883 shares for
  matching contribution to 401K plan                     29          25,232                                             25,261
                                                -----------     -----------    -------------     ------------     ------------
Balance at December 31, 1996                    $   163,285     $58,517,279    $    (571,634)    $ (5,734,713)    $ 52,374,217
                                                ===========     ===========    =============     ============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                     1996            1995            1994
                                                                --------------  --------------  --------------
Cash  Flows From Operating Activities:
Net income (loss)                                               $    6,778,542  $    1,172,443  $   (1,882,586)
Adjustments to reconcile net income (loss) to net cash
  from (used by) operating activities:
     Depreciation and amortization                                   1,420,052         894,484         966,168
     Provision for inventory reserves                                  197,409         162,345         353,855
     Provision for bad debts                                           167,612           7,568         160,000
     Stock contributed to 401K plan                                     34,861          19,317          52,877
     Special charges                                                       ---         823,714        (312,233)
     Debt conversion costs                                                 ---             ---          80,109
     Changes in operating assets and liabilities, net of effects from businesses acquired:
          Accounts receivable                                         (258,167)     (6,809,851)     (1,188,911)
          Inventories                                               (5,988,385)     (1,627,479)       (155,063)
          Accounts payable                                             (46,669)        177,090         649,938
          Accrued payroll and benefits                                 874,181         458,935         (76,993)
          Other assets and liabilities                              (1,191,937)     (1,467,554)        105,443
                                                                --------------  --------------  --------------
      Net Cash From (Used By) Operating Activities                   1,987,499      (6,188,988)     (1,247,396)
                                                                --------------  --------------  --------------
Cash Flows From Investing Activities:
Acquisitions of businesses                                            (436,791)       (649,769)            ---
Repayments by (loans to) affiliate                                     348,202      (1,502,336)            ---
Technology licenses                                                   (528,050)            ---             ---
Expenditures for property and equipment                             (1,176,018)       (279,571)       (239,741)
Prepaid rent on equipment lease                                          7,450        (255,544)            ---
                                                                --------------  --------------  --------------
      Net Cash Used By  Investing Activities                        (1,785,207)     (2,687,220)       (239,741)
                                                                --------------  --------------  --------------
Cash Flows From  Financing Activities:
Net proceeds from secondary public offering                         25,331,250             ---             ---
Net proceeds from private equity offerings                                 ---       2,835,000       1,850,000
Proceeds from exercise of stock warrants and options                 4,251,487       2,961,207          37,293
Short-term debt borrowings (repayments)                             (5,510,220)      4,338,556          51,510
Long-term debt repayments                                           (3,625,000)       (125,000)       (322,935)
Debt issue costs                                                       (56,546)            ---             ---
                                                                --------------  --------------  --------------
      Net Cash From Financing Activities                            20,390,971      10,009,763       1,615,868
                                                                --------------  --------------  --------------
      Increase in Cash and Equivalents                              20,593,263       1,133,555         128,731
     Cash and Equivalents at Beginning of Year                       1,886,819         753,264         624,533
                                                                --------------  --------------  --------------
     Cash and Equivalents at End of Year                        $   22,480,082  $    1,886,819  $      753,264
                                                                ==============  ==============  ==============
Supplemental Schedule of Noncash Financing and
     Investing Activities:
Issuance of common stock for businesses acquired                $    5,039,309  $    3,301,868
Issuance of common stock for stockholder notes                                       3,828,194
Reduction in note receivable from affiliate to recognize
     contingent purchase price earned                                  582,500         582,500
Conversion of accounts receivable to investment in
     technology license                                                241,919
Issuance of common stock for technology license                        137,520
Conversion of debt to common stock                                                              $      660,000



The accompanying notes are an integral part of these consolidated financial statements.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  GENERAL

Nature of Business

     World Access, Inc., formerly known as Restor Industries, Inc., and its three wholly owned subsidiaries (the "Company") operate in one business segment as a provider of systems, products and services to the global telecommunications marketplace. The Company develops, manufactures and markets wireline and wireless switching, transport and access products primarily for the United States, Caribbean Basin and Latin American telecommunications markets. The Company's products allow telecommunications service providers to build and upgrade their central office and outside plant networks in order to provide a wide array of voice, data and video services to their business and residential customers. The Company offers digital switches, intelligent multiplexers, protection switching equipment, digital loop carriers, microwave and millimeterwave radio equipment and other wireless communications products. The products offered by the Company include those manufactured by the Company as well as those manufactured by original equipment manufacturers. To support and complement its product sales, the Company also provides its customers with a broad range of design, manufacturing, testing, installation, repair and other value-added services.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Restor-AIT, Inc., Westec Communications, Inc. and Sunrise Sierra, Inc., from their effective dates of acquisition (see "Note B"). All material intercompany accounts and transactions are eliminated in consolidation.

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

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value estimates presented herein are based on pertinent information available to management as of the respective balance sheet dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

     The fair values of cash equivalents, accounts receivable, notes receivable from stockholders, accounts payable and accrued expenses approximate the carrying values due to their short-term nature. The fair values of long-term debt are estimated based on current market rates and instruments with the same risk and maturities and approximate the carrying value.

Significant Customers

     A portion of the Company's total sales have been derived from significant customers. During 1996, one customer accounted for 10.9% of total sales.
During 1995, two customers individually accounted for 22.7% and 15.1% of total sales. Four customers individually accounted for 18.5%, 13.6%, 12.3% and 11.2% of total sales in 1994.

Cash and Equivalents

     Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accounts Receivable

     Accounts receivable are presented net of an allowance for doubtful accounts of $265,000, $208,000 and $231,000 at December 31, 1996, 1995 and
1994, respectively.

Notes Receivable from Stockholders

     In October 1995, the Company received approximately $4.1 million in interest bearing notes receivable from stockholders in connection with the exercise of warrants (see "Note J"). As of March 29, 1996, the notes were paid in full.

Earnings Per Share

     The computation of earnings per share is based on the weighted average number of common shares outstanding during the period plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options and warrants. A total of 401,267 and 895,744 shares of common stock for the years ended December 31, 1996 and 1995, respectively, held in escrow from the Company's initial public offering (see "Note I"), the Westec and Sunrise Mergers (see "Note B") and the TCSI license agreement (see "Note F"), were excluded from the earnings per share calculations because the conditions for release of shares from escrow had not been satisfied.

Reclassifications

     Certain items in the prior year financial statements have been reclassified to conform to the current presentation.

NOTE B:  ACQUISITIONS

AIT Acquisition

     On May 17, 1995, the Company entered into an agreement to acquire AIT, Inc. ("AIT"), a Lakeland, Florida based provider of new and used Northern Telecom switching systems and related circuit boards to the telecommunications industry. On July 11, 1995, the transaction was completed in its final form whereby AIT was merged with and into Restor-AIT, Inc., a wholly-owned subsidiary of the Company (the "AIT Merger"). In connection with the AIT Merger, the sole stockholder of AIT received 685,970 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $1.7 million.

     In July 1995, the Company loaned the sole stockholder of AIT $1.3 million in cash in connection with a $2,330,000 promissory note executed as an integral part of the merger agreement between the two companies. An additional $1,030,000 was to be loaned to the stockholder as specific accounts receivable, notes receivable and inventories on AIT's May 17, 1995 balance sheet were collected and/or realized by the Company. As of December 31, 1996, the Company had loaned an aggregate of $2,319,134 to the stockholder. All borrowings under the promissory note, along with interest charged at an annual rate of six percent, are to be repaid to the Company on August 15, 1997, or earlier if certain contingent cash payments are earned by the stockholder in connection with AIT's gross profit performance. The principal balance of the note as of December 31, 1996 was $571,634, which is fully collateralized by 190,970 shares of the Company's common stock pledged by the sole stockholder. As a result of this pledge agreement, the note receivable from the stockholder has been accounted for as a reduction of stockholders' equity.

     In addition to the 685,970 shares noted above, the sole stockholder of AIT was issued 637,308 restricted shares of the Company's common stock.
These shares were immediately placed into escrow, and along with $2,330,000 in potential cash payments, may be released to the sole stockholder over a two year period ending August 15, 1997 contingent upon the realization of predefined levels of gross profit from AIT's operations during this same period. To the extent cash consideration is paid, the sole stockholder will immediately be required to repay the equivalent amount of borrowings outstanding under the promissory note described above. Once repaid, the stockholder is not entitled to reborrow such funds.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Upon issuance, the 637,308 escrowed shares were valued by the Company at par value only, or $6,373. As it becomes probable that the conditions for release from escrow will be met, the fair market value of the shares as measured at that time, along with any contingent cash payment earned, will be recorded as additional goodwill and stockholders' equity, respectively.

     As of December 31, 1996, the Company has released 318,654 shares from escrow and paid additional cash consideration of $1,165,000 based on AIT's gross profit performance. In addition, as of September 30, 1996 the Company determined that it was highly probable an additional 159,327 escrowed shares would be released and an additional $582,500 would be paid on February 15, 1997. The net effect of the above has been to increase goodwill and stockholders' equity by approximately $4.4 million as of December 31, 1996.

     As part of the AIT Merger, the sole stockholder of AIT may also receive an additional $3.1 million in purchase price on August 15, 1997 contingent upon the realization of predefined levels of pre-tax income from AIT's operations during the periods of May 17, 1995 to June 30, 1996 and July 1, 1996 to June 30, 1997. This additional consideration may be paid, at the option of the Company, in the form of cash or restricted shares of the Company's common stock valued at the then current market prices. If earned, this future payment will be capitalized as additional goodwill and stockholders' equity.

     The acquisition of AIT has been accounted for using the purchase method of accounting. Accordingly, the results of AIT's operations have been included in the accompanying consolidated financial statements from May 17, 1995, the effective date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, estimated at approximately $6.4 million at December 31, 1996, has been recorded as goodwill and is being amortized over a 15 year period.

Westec Acquisition

     On October 2, 1995, the Company entered into an agreement to acquire Westec Communications, Inc. ("Westec"), a Scottsdale, Arizona based provider of wireless systems and repair services to the cable television and telecommunications industries. On October 31, 1995, the transaction was completed in its final form whereby Westec was merged with and into Restor-Westec, Inc., a wholly-owned subsidiary of the Company (the "Westec Merger"). Restor-Westec, Inc. subsequently changed its name to Westec Communications, Inc. In connection with the Westec Merger, the sole stockholder of Westec received $550,000 and 272,050 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $900,000.

     As part of the Westec Merger agreement, the sole stockholder of Westec may also receive $1.0 million in additional purchase price contingent upon the realization of predefined levels of pre-tax income from Westec's operations during five calendar years beginning in 1996. This additional consideration may be paid, at the option of the Company, in the form of cash or restricted shares of the Company's common stock valued at the then current market prices. If earned, this future consideration will be capitalized as additional goodwill and stockholders' equity. As of December 31, 1996, no additional purchase price has been earned by the sole stockholder.

     In connection with the Westec Merger, the Company entered into a Compensation Agreement with Sherman Capital Group L.L.C. ("Sherman"), a merchant banking firm that had a pre-existing letter of intent to acquire Westec. Pursuant to the Compensation Agreement, Sherman received $100,000 and 45,000 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $150,000. The compensation paid to Sherman has been accounted for as part of the purchase price of Westec. In addition, 200,000 restricted shares of the Company's common stock were placed in escrow and may be released to Sherman in installments over a four year period on February 15 of each year beginning on February 15, 1997, contingent upon the realization of predefined levels of pre-tax income from Westec's operations. Upon issuance, the 200,000 escrowed shares were valued by the Company at par value only, or $2,000. As it becomes probable that the conditions for release from escrow will be met, the fair market value of the shares as measured at that time will be recorded as additional goodwill and stockholders' equity.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The acquisition of Westec has been accounted for using the purchase method of accounting. Accordingly, the results of Westec's operations have been included in the accompanying consolidated financial statements from October 2, 1995, the effective date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $1.3 million, has been recorded as goodwill and is being amortized over a 15 year period.

Sunrise Acquisition

     In February 1996, the Company entered into an agreement to acquire Comtech Sunrise, Inc. ("Sunrise"), a Livermore, California based manufacturer of multiplexers, digital loop carriers and other intelligent transmission and access products. On June 18, 1996, after a mandatory registration process was completed in the State of California, the transaction was completed in its final form whereby Sunrise was merged with and into Restor-Comtech, Inc., a wholly owned subsidiary of the Company (the "Sunrise Merger"). Restor-Comtech, Inc. subsequently changed its name to Sunrise Sierra, Inc. In connection with the Sunrise Merger, the stockholders of Sunrise received approximately $100,000 in cash and 385,481 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $2.3 million.

     In addition to the 385,481 shares noted above, the stockholders of Sunrise were issued 211,765 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $1.8 million in additional purchase price (the "Additional Consideration"), will be released to the stockholders of Sunrise contingent upon the realization of predefined levels of pre-tax income from Sunrise's operations during three one-year periods beginning January 1, 1996. This Additional Consideration may be paid, at the option of the Company, in the form of cash or restricted shares of the Company's common stock valued at the then current market prices.

     Upon issuance, the 211,765 escrowed shares were valued by the Company at par value only, or $2,118. As it becomes probable that the conditions for release from escrow will be met, the fair market value of the shares as measured at that time, along with any Additional Consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

     The first measurement period for purposes of releasing escrowed shares and paying Additional Consideration was January 1, 1996 to December 31, 1996. In reviewing Sunrises's pre-tax income performance as of December 31, 1996, the Company determined that the conditions for release and payment for this first period were met. Accordingly, 58,823 escrowed shares were accounted for as if released and $500,000 of Additional Consideration was accounted for as if paid (in the form of 58,118 shares of Company common stock) as of December 31, 1996. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $700,000 as of December 31, 1996. The escrowed shares were released and additional shares were issued on February 15, 1997.

     The acquisition of Sunrise has been accounted for using the purchase method of accounting. Accordingly, the results of Sunrise's operations have been included in the accompanying consolidated financial statements from January 1, 1996, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $2.2 million, has been recorded as goodwill and is being amortized over a 15 year period.

Pro Forma Results of Operations

     On a pro forma, unaudited basis, as if the acquisitions of AIT, Westec and Sunrise had occurred as of January 1, 1995, total sales, operating income, net income and net income per common share for the year ended December 31, 1995 would have been approximately $38,100,000, $2,200,000, $1,800,000 and $.17, respectively.

     These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE C:    SPECIAL CHARGES

     In the second quarter of 1995, the Company recorded a one-time special charge of $980,000 or $(.11) per share for the following items:




    Write-down of test equipment and related tooling........................................      $675,000
    Consolidation of repair operations......................................................        95,000
    Retirement benefits, search and relocation costs for
     Company President......................................................................       150,000
    Other...................................................................................        60,000
                                                                                                  --------
                                                                                                  $980,000
                                                                                                  ========


     As a result of the significant decline in analog circuit board repair revenues experienced by the Company in recent years, the shift in strategic focus to new digital repair services and programs offered by the Company in 1995, the acquisition of AIT and other market considerations, the Company elected to significantly write-down the net book value of certain assets related to repair operations by $675,000. These assets primarily represent test equipment, tooling, dies and diagnostic programs for the repair of analog telecommunications equipment. All of these assets were capitalized in 1988 to 1990 in connection with acquisitions made by the Company.

     In addition to the write-down of selected repair assets, a $95,000 charge was recorded to provide for the estimated costs of further consolidating the Company's Beaverton, Oregon repair operations into its Orlando, Florida facility. This charge consisted of severance benefits, equipment relocation, lease termination and other costs related to the consolidation plan.

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

NOTE D:  INVENTORIES

     Inventories are stated at the lower of cost or market as determined primarily on a first-in, first-out basis. To address obsolete and slow moving inventories and related market valuation adjustments, the Company charged to operations for the years ended December 31, 1996, 1995 and 1994 approximately $197,000, $162,000 and $354,000, respectively.

     Inventories consist of the following:


                                                                        December 31,    December 31,
                                                                            1996            1995
                                                                        ------------     ----------
Switching systems, frames and related circuit boards............         $ 6,902,886     $2,127,653
Electronic components...........................................           2,539,497      1,595,281
Pay telephone parts.............................................             494,315        346,978
Work in progress................................................             437,926        307,438
Other finished goods............................................             282,788        172,371
                                                                         -----------     ----------
                                                                         $10,657,412     $4,549,721
                                                                         ===========     ==========

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE E:  PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost, less accumulated depreciation as computed using the straight-line method. Leasehold improvements are depreciated over their remaining estimated lease term. Estimated lives for other depreciable assets range from three to eight years. Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $829,000, $690,000 and
$889,000, respectively.

     Property and equipment consist of the following:


                                                                     December 31,     December 31,
                                                                         1996             1995
                                                                    --------------   --------------
Leasehold improvements......................................           $   686,683      $   557,308
Technical equipment and software............................             6,463,996        5,679,692
Office equipment ...........................................             1,328,730          847,800
Vehicles....................................................                84,975           70,095
                                                                       -----------      -----------
                                                                         8,564,384        7,154,895
Accumulated depreciation....................................            (5,906,723)      (5,092,146)
                                                                       -----------      -----------
                                                                       $ 2,657,661      $ 2,062,749
                                                                       ===========      ===========

     The Company leases various facilities and equipment under operating leases. As of December 31, 1996, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are approximately: 1997 -- $1,185,000, 1998 -- $956,000, 1999 -- $178,000; and 2000
- none.

     In March 1995, the Company entered into a four year agreement to lease approximately $1 million of new surface mount assembly and automated testing equipment. The new equipment became fully operational in the third quarter of 1995 and the lease was declared effective at that time. As part of the lease agreement, the Company paid approximately $220,000 as a first payment and $24,000 for a security deposit which will be returned after the 18th month of the lease. The remaining 47 payments approximate $24,000 for months two through 25 and $10,000 for months 26 through 48. The transaction has been accounted for as an operating lease with approximately $25,000 in monthly rent expense charged to operations on a straight-line basis over a 46 month period beginning in August 1995. Other Assets on the December 31, 1996 balance sheet include approximately $247,000 in prepaid rent for this lease agreement.

     Total rental expense under operating leases for the years ended December 31, 1996, 1995 and 1994 was approximately $1,327,000, $670,000, and $568,000, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

NOTE F:  TECHNOLOGY LICENSES

     In March 1996, the Company entered into a memorandum of understanding with International Communication Technologies, Inc. ("ICT") and Eagle
Telephonics, Inc. ("Eagle") to manufacture, market and sell a new modular, digital central office switch recently developed by Eagle. In July 1996, a long-term technology licensing agreement was executed by all three parties. As consideration for this license, the Company agreed to pay Eagle $250,000 in cash and provide it $450,000 of manufacturing services, all of which have been performed as of December 31, 1996. Effective January 1, 1997, the license fees paid Eagle will be amortized to expense in connection with the first 300,000 lines of phone service provided for within the switches sold by the Company, i.e approximately $2.50 per line.

     In addition to the upfront consideration, the Company agreed to pay ICT certain royalties based on future sales of the switch by the Company. Other Current Assets on the December 31, 1996 balance sheet includes approximately $300,000 of prepaid royalties related to anticipated future sales of the switch at a significantly discounted royalty rate.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In connection with this license and the up-front consideration paid, the Company received 1.2 million restricted shares of Eagle common stock. The fair value of these shares was not material as of December 31, 1996.

     In December 1996, the Company executed a technology licensing agreement with TCSI Corporation ("TCSI") that grants the Company the perpetual rights to incorporate TCSI's spread spectrum Code Division Multiple Access-based ("CDMA") wireless technology into World Access products sold throughout the world.
Under the terms of the agreement, World Access also has the rights to use the technology covered by seven TCSI patents, all of which address digital data signals and wireless communication systems. As total consideration for this license, TCSI was paid $50,000 in cash and 25,000 shares of restricted common stock. These shares had an initial fair value of approximately $150,000. In addition to the 25,000 shares noted above, TCSI was issued 25,000 restricted shares of the Company's common stock. These shares were immediately placed into escrow and will be released to TCSI upon the earlier of the first commercial use of the technology by the Company or the expiration of the two year period from the date the license was executed.

NOTE G:  INTANGIBLE ASSETS

     Intangible assets consist entirely of goodwill from acquisitions as follows:


                                                                 December 31,   December 31,
                                                                    1996            1995
                                                                 -----------    -----------
AIT.........................................................     $ 6,403,187    $3,639,812
Westec......................................................       1,329,035     1,276,035
Sunrise.....................................................       2,159,500           ---
Other.......................................................         384,902       384,902
                                                                 -----------    ----------
                                                                  10,276,624     5,300,749
Accumulated amortization....................................        (750,484)     (216,565)
                                                                 -----------    ----------
                                                                 $ 9,526,140    $5,084,184
                                                                 ===========    ==========

     Net intangible assets are being amortized on a straight-line basis over their estimated lives of 15 years. The Company reviews the net book value of intangible assets on a regular basis, and if deemed necessary, charges are recorded against current operations for any impairment in the value of these assets. No significant impairment charges have been recorded to date. Intangible assets are removed from the books when fully amortized.

NOTE H.    DEBT

Summary

     The Company had no debt outstanding as of December 31, 1996. Debt as of December 31, 1995 consisted of the following:

                                                                                 December 31,
                                                                                     1995
                                                                                 -----------
Revolving credit loans payable to bank............................               $ 4,926,142
Term loan payable to bank.........................................                 4,200,500
Other notes payable...............................................                     8,578
                                                                                 -----------
Total debt........................................................                 9,135,220
Amount due within one year........................................                (5,385,220)
                                                                                 -----------
Long-term debt....................................................               $ 3,750,000
                                                                                 ===========

     Interest paid for the years ended December 31, 1996, 1995 and 1994 was $352,015, $507,020, and $480,395, respectively.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank Debt

     In December 1996, the Company's agreement with a large European bank was amended to increase its revolving line of credit to $10 million. Borrowings under the line are secured by a first lien on substantially all the
assets of the Company.   The bank agreement, which expires in March 2001,
contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/2%, at the option of the Company.

     The Company's principal source of debt financing since May 1992 has been with this European bank. In connection with operating losses experienced by the Company, restructuring programs implemented by the Company and violations of financial covenants established by the bank, the bank agreement was amended several times during 1992 through 1994 to defer principal payments and restructure financial covenants. In consideration for the original credit facility and the significant concessions provided during this period, the bank received warrants to purchase 360,000 shares of the Company's common stock at $1.25 per share.

     In connection with a private offering completed by the Company in December 1994, the Company made a $225,000 principal prepayment to the bank and the bank converted $430,000 of debt into shares of the Company's common stock at its then current market price of $1.25 per share.

     In July 1995, the Company received a new $2 million revolving line of credit from the bank. In consideration for the line of credit and a reduced interest rate, the Company paid the bank a $30,000 origination fee and issued the bank warrants to purchase 100,000 shares of the Company's common stock at its then current market price of $3.82 per share on or prior to October 31, 1999.

     In October 1995, the bank paid the Company $832,000 to exercise all 460,000 warrants (see "Note J").

     In October 1996, in connection with a secondary public equity offering completed by the Company the Company paid the bank $3.9 million to pay off the outstanding principal balance on it's term loans.

Subordinated Debentures

     In December 1994, $110,000 of 8 1/2% debentures were converted into shares of the Company's common stock at a reduced price of $1.25 per share. In connection with the incremental shares issued, a debt conversion expense and a credit to stockholders' equity of $80,109 was recorded.

Bridge Loan From Major Stockholder

     In March 1994, the Company executed a $250,000 note payable to a significant stockholder, the Geocapital Funds. The note had a maturity date of September 30, 1994 and required monthly interest payments at prime plus 2 1/2%. In connection with a May 1994 private equity offering completed by the Company, $120,000 of the note was converted into common stock at $1.25 per share and the $130,000 remaining balance was repaid. As additional consideration for the bridge loan, the Geocapital Funds were issued 39,200 warrants to purchase common stock of the Company at its then current market price of $1.25 per share on or prior to October 31, 1999. In October 1995, the Geocapital Funds exercised these warrants (see "Note J").

NOTE I:  STOCKHOLDERS' EQUITY

     During May and June 1994, 940,000 shares of the Company's common stock were sold in a private placement for a gross consideration of $1,175,000, or its then current market price of $1.25 per share. Participants in the offering also received warrants to purchase a total of 94,000 additional shares of restricted common stock at $2.06 per share on or prior to June 30, 1999. Approximately $480,000 of the offering was purchased by the senior management and directors of the Company and the Geocapital Funds.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During December 1994, 716,000 shares of the Company's common stock were sold in a private placement for a gross consideration of $895,000, or its then current market price of $1.25 per share. Participants in the offering also received warrants to purchase a total of 358,000 additional shares of restricted common stock at $2.00 per share on or prior to December 22, 1999. Approximately $270,000 of the offering was purchased by directors of the Company and the Geocapital Funds.

     During June and July 1995, 1,168,000 restricted shares of the Company's common stock were sold in a private placement for a gross consideration of $2,920,000, or its then current market price of $2.50 per share. Participants in the offering also received warrants to purchase a total of 1,168,000 of additional shares of restricted common stock at $3.50 per share on or prior to June 30, 2000. Approximately $275,000 of the offering was purchased by the directors and management of the Company.

     In October 1995, stockholders paid the Company approximately $5 million to exercise all warrants issued as a result of the private offerings discussed above (see "Note J").

     In connection with the Company's initial public offering in August 1991, all of the existing holders of the Company's common stock placed in escrow an aggregate of 672,419 shares of the Company's common stock. As of August 12, 1996, the termination date of the escrow agreement, the conditions for release of the shares had not been met. Accordingly, the 672,419 escrowed shares of Company common stock were returned to the Company and are now authorized but unissued shares.

     During September and October 1996, 3,487,500 shares of Company common stock were sold in a secondary public offering at a price of $8.00 per share. The Company received $26,156,250 from this offering, net of a 6.25% underwriter
discount fee.   The Company incurred additional expenses of approximately
$825,000 in connection with this offering.

NOTE J:  STOCK WARRANTS AND OPTIONS

Stock Warrants

     In connection with various financial transactions completed by the Company during 1992 to 1995, equity investors (see "Note I"), debtors (see "Note H") and certain consultants were issued warrants to purchase shares of the Company's common stock in the future. All of these warrants had exercise prices that were set at or above the current market price of the Company's common stock at the respective dates of grant.

     In October 1995, the Company raised approximately $6.5 million of new capital through the exercise of previously issued warrants and non-qualified options to purchase 2,433,853 shares of the Company's common stock. Of the $6.5 million raised, approximately $1.6 million was invested by the directors, management and the principal lender of the Company. In exercising their warrants or options, investors had the option of paying cash or executing an 8% interest bearing note payable to the Company. Approximately $2.4 million of the total proceeds was paid in cash and $4.1 million through notes. The notes were paid in full by March 29, 1996.

     In February 1996, GKN Securities, the underwriter of the Company's initial public offering in August 1991, exercised warrants to purchase 73,500 shares of Company common stock at a price of $1.73 per share.

     As of December 31, 1996, there were no significant warrants outstanding to purchase Company common stock except for the Director warrant plans discussed below.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Director Warrant Plans

     In December 1994, in an effort to attract and retain experienced executives to serve as outside directors for the Company, the Company's Board of Directors adopted an Outside Directors' Warrant Plan (the "Plan").

     In December 1994, three new outside directors of the Company were awarded a total of 450,000 warrants. Each director received 150,000 warrants and each warrant entitles the director to purchase one share of the Company's common stock on or prior to December 15, 1999 per the following terms:


                                                                         Exercise
Warrants                                                                   Price            Vesting
--------                                                                   -----       -----------------
50,000.............................................................        $1.50       December 15, 1995
50,000.............................................................         2.25       December 15, 1995
50,000.............................................................         4.00       December 15, 1996

     Concurrent with the above initial grant, a fourth outside director of the Company representing the Geocapital Funds was awarded 126,000 warrants. The terms of this grant were exactly as those described above except the number of warrants at the $1.50 exercise price was set at 26,000 instead of 50,000.

     In December 1994, the Company's Board of Directors awarded Steven A. Odom, who joined the Board in October 1994 and became Chairman in November, an initial grant of 450,000 warrants under the Plan. Each warrant entitles Mr. Odom to purchase one share of the Company's common stock on or prior to December 15, 1999 per the following terms:

                                                                         Exercise
Warrants                                                                   Price            Vesting
--------                                                              --------------   -----------------
150,000..........................................................          $1.50       December 15, 1995
150,000..........................................................           2.25       December 15, 1995
150,000..........................................................           4.00       December 15, 1996

     In December 1994, the Board also adopted the Directors Warrant Incentive Plan, pursuant to which the Board, beginning in 1997, may grant to each director on an annual basis warrants to purchase up to 50,000 shares of common stock at an exercise price per share equal to no less than 110% of the fair market value of the common stock at the date of grant. Warrants may only be issued under this plan if the Company's common stock has appreciated by a compounded annual average rate of in excess of 35% for the four years preceding the year of grant.

     The vesting of all warrants awarded pursuant to the plans above will be subject to the director to whom such warrants have been granted attending at least 75% of the meetings of the Board of Directors for the year in which such warrants are scheduled to vest. Notwithstanding this limitation, the warrants to be awarded pursuant to the plans will become immediately exercisable (i) if the Company is to be consolidated with or acquired by another entity in a merger, (ii) upon the sale of substantially all of the Company's assets or the sale of at least 90% of the outstanding common stock of the Company to a third party, (iii) upon the merger or consolidation of the Company with or into any other corporation or the merger or consolidation of any corporation with or into the Company (in which consolidation or merger the shareholders of the Company receive distributions of cash or securities as a result thereof), or
(iv) upon the liquidation or dissolution of the Company.

Stock Option Plans

     The Company's stockholders adopted Stock Option Plans in 1988 and 1991. These plans allow the Board of Directors to grant incentive stock options to purchase the Company's common stock at an exercise price not less than fair market value as of the grant date. Options issued under these plans vest over a one to five year period and expire generally after five years. The 1988 Stock Option Plan, which is no longer active, provided for the granting of 150,387 options. The 1991 Stock Option Plan (the "1991 Plan") currently provides for the granting of up to 3.5 million options.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 1996, 843,480 options were available for future grant under the 1991 Plan. The following table summarizes the activity relating to both plans:

                                                             Number         Average
                                                           of Options        Price
                                                           ----------       -------
Balance at January 1, 1994..............................     439,536       $  1.99

Options granted.........................................     380,912          1.35
Options exercised.......................................      (7,662)         1.07
Options lapsed or canceled..............................     (46,929)         1.74
                                                           ---------       -------
Balance at December 31, 1994............................     765,857          1.70

Options granted.........................................   1,246,327          5.62
Options exercised ......................................    (167,400)         1.86
Options lapsed or canceled..............................    (162,955)         1.93
                                                           ---------       -------

Balance at December 31, 1995............................   1,681,829          4.57

Options granted.........................................     883,269          8.03
Options exercised.......................................    (170,030)         1.47
Options lapsed or canceled..............................     (67,940)         5.38
                                                           ---------       -------
Balance at December 31, 1996............................   2,327,128       $  6.08
                                                           =========       =======
Exercisable at December 31, 1996........................     892,409       $  5.78
                                                           =========       =======

     The options outstanding at December 31, 1996 have been segregated into four price ranges for additional disclosure as follows:


                                             Weighted -Average  Weighted-Average
   Range of               Options                Remaining          Exercise
Exercise Prices   Outstanding at 12/31/96    Contractual Life        Price
---------------   -----------------------    ----------------        -----
     $1.25                 126,027                   2               $1.25
  2.06 - 2.25              178,325                   2                2.11
  3.62 - 3.97              461,500                   4                3.80
  7.00 - 8.62            1,561,276                   4                7.59

     Of the 380,912 options granted in 1994, 285,062 were granted in December 1994 at the then current market price of $1.25 per share in connection with a $285,062 voluntary salary reduction program for the year 1995. Under this program, the salaried employees who agreed to decrease their salaries received in exchange an equivalent number of stock options that vested one-twelfth for each month the Company is profitable in 1995 and 1996. As of March 31, 1996, these options had become fully vested.

     In December 1995, the Company offered a similar voluntary salary reduction program for 1996 that resulted in the grant of 424,627 non-qualified stock options at the then current market price of $7.00 per share. Salaried employees voluntarily agreed to reduce their salaries by $849,254, i.e. $2 in exchange for each stock option granted. The options vested based upon the Company achieving pre-defined levels of pre-tax income during the four quarters of 1996 and upon the attainment of specific operational objectives during the year. As of December 31, 1996, these options had become fully vested.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In December 1996, the Company offered a similar voluntary salary reduction program for 1997 that resulted in the grant of 413,019 non-qualified options at the then current market price of $8.00 per share. Salaried employees voluntarily agreed to reduce their salaries by $826,038, i.e. $2 in exchange of each stock option granted. The options will vest based upon the Company achieving key operational objectives during the year including 25% internal sales growth, improved accounts receivable collections and inventory turnover and specific enhancements to the Company's quality and information systems designed to facilitate growth.

     An additional element of the 1995, 1996 and 1997 voluntary salary reduction programs provides for the potential repayment of salaries if certain pre-tax income amounts are realized by the Company. Full repayments were earned in both 1995 and 1996. Accrued payroll and benefits on the Company's December 31,1996 balance sheet includes approximately $450,000 paid to employees in February 1997 under the 1996 program.

     In August 1995, the Company granted its new President and Chief Operating Officer 400,000 options at $3.78 per share, the market price of the Company's common stock on the date his offer of employment was accepted. These options vest 25% on each of the first four anniversaries from the initial date of employment.

     In December 1995, the Company granted its Chairman and Chief Executive Officer, and its Vice President and Chief Financial Officer, 200,000 and 50,000 options, respectively, at $7.00 per share. The 200,000 options vest 50% on the first two anniversaries from the date of grant. The 50,000 options vest 25% immediately and the remaining 25% on each of the next three anniversaries from the date of grant.

     In December 1996, the Company granted its Chairman and Chief Executive Officer, and its President and Chief Operating Officer, 50,000 and 43,750 options, respectively, at $8.38 per share. These options vest 25% on each of the first four anniversaries from the date of grant.

     Options awarded under the 1991 Plan are subject to the same vesting acceleration provisions described above under the Director warrant plans.

Pro Forma Results of Operations

     The Company has elected to follow APB No. 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

     Pro forma information regarding the net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted subsequent to 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple-option approach, with the following weighted-average assumptions for 1996 and 1995: risk-free interest rate of 5.12% and 6.01%, respectively; volatility factor of the expected market price of the Company's Common Stock of 50%; no expected dividend payments; and a weighted-average expected life of the option of three years and four years, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to pro forma net income over the options' vesting period. The Company's pro forma information for the years ended December 31, 1996 and 1995 follows:


                                                                              1996            1995
                                                                         ---------------  ------------
Pro forma net income...................................................       $6,101,000      $977,000
Pro forma earnings per share..........................................        $      .42      $    .11

     Because SFAS No. 123 is applicable only to options granted subsequent to 1994, its pro forma effect will not be fully reflected until 1998.

NOTE K:  RETIREMENT SAVINGS PLAN

     The Company has a Retirement Savings 401(K) Plan that covers substantially all employees. The Plan provides for the employees to voluntarily contribute a portion of their compensation on a tax deferred basis and allows for the Company to make discretionary matching contributions as determined by the Board of Directors. For the years ended December 31, 1996, 1995 and 1994, the Company contributed approximately $42,000, $19,000 and $53,000,
respectively, in the form of Company common stock to the Plan.   In 1996 and
1995, Company contributions were based on a 25% match to employee contributions, up to the first six percent contributed.

NOTE L:  INCOME TAXES

     The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Certain expenses are reported for financial accounting purposes in different periods than reported for income tax purposes. These temporary differences arise primarily from differences in depreciation, bad debt reserves, inventory valuation and various reserves.

     As the Company was able to fully utilize net operating loss carryforwards against its net income in 1995, no provision for income taxes was recorded. The provision for 1996 income taxes was computed in accordance with SFAS No. 109, "Accounting for Income Taxes" and consists of the following:


Current income taxes
 Federal............................                                  $1,009,003
 State..............................                                     189,188
                                                                      ----------
                                                                       1,198,191
                                                                      ----------
Deferred income taxes
 Federal............................                                    (405,425)
 State..............................                                     (47,697)
                                                                      ----------
                                                                        (453,122)
                                                                      ----------
                                                                      $  745,069
                                                                      ==========

     As of December 31, 1996, the Company has tax net operating loss carryforwards available to reduce future income through 2010 of approximately $4.0 million. In addition, the Company has capital loss carryforwards of approximately $1.2 million expiring in 1998. Due to the exercise of certain stock options and warrants and the issuance of Company common stock related to acquisitions during 1995 and 1996 it has been assumed that the Company has undergone an ownership change under Internal Revenue Service regulations which would limit the annual utilization of net operating loss carryforwards. The annual limitation is estimated to be approximately $4.4 million.

                     WORLD ACCESS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:


                                                                   Year Ended                  Year Ended
                                                               December 31, 1996           December 31, 1995
                                                               ------------------         -------------------
Federal tax at statutory rate............................     $ 2,558,028    34.0%       $ 398,631       34.0%
Effect of:
 state tax, net of federal benefit.......................         373,041     5.0           51,253        4.4
 nondeductible purchase adjustments......................         190,000     2.5           47,599        4.0
 reduction in valuation allowance and utilization
  net operating loss.....................................      (2,376,000)  (31.6)        (497,483)     (42.4)
                                                              -----------   -----        ---------      -----
Income tax expense.......................................     $   745,069     9.9%       $     ---        ---%
                                                              ===========   =====        =========      =====

     Significant components of the Company's deferred income tax assets and liabilities are as follows:


                                                                         December 31,     December 31,
                                                                             1996             1995
                                                                         -----------     ------------
Deferred tax assets
 Accrued liabilities............................................          $  793,809     $   525,852
 Net operating loss carryforwards...............................           1,519,658       3,246,535
 Capital loss carryforwards.....................................             480,428         477,182
 Other..........................................................             314,646         738,560
                                                                          ----------     -----------
                                                                           3,108,541       4,988,129
Deferred tax liabilities
 Depreciation/amortization......................................            (406,481)       (386,072)

Valuation allowance.............................................            (480,428)     (4,602,057)
                                                                          ----------     -----------
Net deferred tax assets.........................................          $2,221,632     $       ---
                                                                          ==========     ===========

     The net change in the valuation allowance for deferred tax assets was decreased by $4,121,629 in 1996. At December 31, 1996, the Company estimated that it was more likely than not that it would be able to realize the value of all but $480,428 of its deferred tax asset. The remaining portion relates to capital losses whose use is limited to capital gains the Company would record. As a part of the reduction of its valuation allowance, the Company reduced goodwill related to acquisitions in 1996 and 1995 by approximately $435,000.

NOTE M:  SUBSEQUENT EVENT

CIS Acquisition

     On March 11, 1997, the Company entered into an agreement to acquire Cellular Infrastructure Supply, Inc. ("CIS"), a Burr Ridge, Illinois based provider of new and/or upgraded cellular network equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers. On March 27, 1997, the transaction was completed in its final form whereby CIS was merged with and into CIS Acquisition Corp., a wholly owned subsidiary of the Company (the "Merger"). In connection with the Merger, the three stockholders of CIS received $3.5 million in cash and 440,874 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $2.5 million.

     In addition to the 440,874 shares noted above, the stockholders of CIS were issued 845,010 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $6.5 million in additional purchase price (the "Additional Consideration"), will be released and paid to the stockholders of CIS contingent upon the realization of predefined levels of pre-tax income from CIS's operations during three one-year periods beginning January 1, 1997.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company had no such changes and disagreements with its accountants during the period covered by this Report.

                                   PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information required by this Item with respect to the Company's directors as set forth in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1997 (the "Proxy Statement") is incorporated herein by reference. The information with respect to Item 405 of Registration S-K as set forth under the caption "Compliance with Section 16(A) of the Securities and Exchange Act of 1934" in the Proxy Statement is incorporated herein by reference.

Executive Officers

The information with respect to the Company's executive officers is set forth in Item 4.5 of Part I of this Report.

ITEM 11 - EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                   PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Documents filed as part of this Report

     (1)   Financial Statements

           The index to the financial statements included in this Report within Item 8 (page 22) is incorporated herein by reference.

     (2)   Financial Statement Schedules

  Schedule                                        Page
   Number                                        Number
  --------                                       ------
  VIII     Valuation and Qualifying Accounts     44

     (3)   Exhibits - See Item 14 (c) below


(b)  Reports on Form 8-K

     There were no Reports on Form 8-K filed by the Company during the fourth quarter of 1996.

(c) The exhibits filed herewith and incorporated by reference herein are set forth on the Exhibit Index on page 46 hereof. Included in those exhibits are the following Executive Compensation Plans and Arrangements:


 Exhibit
 Number            Description
--------           -----------
 10.1              1991 Stock Option Plan
 10.2              Amendment to 1991 Stock Option Plan
 10.4              Second Amendment to 1991 Stock Option Plan
 10.6              Third Amendment to 1991 Stock Option Plan
10.26              Outside Directors' Warrant Plan
10.27              Directors' Warrant Incentive Plan
10.32              Fourth Amendment to 1991 Stock Option Plan
10.33              Fifth Amendment to 1991 Stock Option Plan
10.34              Amendment One to Outside Directors' Warrant Plan
10.35              Amendment One to Directors' Warrant Incentive Plan

SCHEDULE VIII  -  VALUATION AND QUALIFYING ACCOUNTS



                                                                               CHARGED                            BALANCE
                                BALANCE AT            CHARGED TO COSTS         TO OTHER                           END OF
         DESCRIPTION            BEGINNING OF PERIOD   AND EXPENSES             ACCOUNTS         DEDUCTIONS        PERIOD
------------------------------  --------------------  --------------------     --------         ----------        ------
Year Ended December 31, 1996:
 Deducted from asset account
  Allowance for doubtful
  accounts                             $207,960             $167,612        $    30,000 (B)  $  (140,527) (A)     $265,000

Year Ended December 31, 1995:
 Deducted from asset account
  Allowance for doubtful
  accounts                             $230,911             $  7,568        $    25,000 (B)  $   (55,519) (A)     $207,960

Year Ended December 31, 1994:
 Deducted from asset account
  Allowance for doubtful
  accounts                             $ 75,000             $160,000        $      ----      $    (4,089) (A)     $230,911


(A)  Write-off of uncollectible amounts.

(B)  Reserves established from businesses acquired.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed, on its behalf by the undersigned, thereunto duly authorized.

                                       WORLD ACCESS, INC.


                                       By   /s/ Steven A. Odom
                                         ---------------------------------------
                                            Steven A. Odom
                                            Chairman and Chief Executive Officer

Dated as of April 9,1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


       Signature                       Title                            Date
-----------------------                -----                        ------------

/s/ Steven A. Odom       Chairman and Chief                         April 9,1997
-----------------------  Executive Officer
Steven A. Odom           (Principal Executive Officer)


/s/ Hensley E. West      Director, President and                    April 9,1997
-----------------------  Chief Operating Officer
Hensley E. West

/s/Mark A. Gergel        Executive Vice President,                  April 9,1997
-----------------------  Chief Financial Officer and
Mark A. Gergel           Treasurer
                         (Principal Financial and
                         Accounting Officer)


/s/ Stephen J. Clearman  Director                                   April 9,1997
-----------------------
Stephen J. Clearman

/s/ William P. O'Reilly  Director                                   April 9,1997
-----------------------
William P. O'Reilly

/s/ John D. Phillips     Director                                   April 9,1997
-----------------------
John D. Phillips

/s/ Stephen E. Raville   Director                                   April 9,1997
-----------------------
Stephen E. Raville

                                EXHIBIT INDEX


Exhibit No.                        Description of Exhibit
-----------                        ----------------------
3.1          Restated Certificate of Incorporation of the Registrant and
             Amendment to Restated Certificate of Incorporation incorporated herein by reference to the Registrant's Registration Statement on
             Form S-18, Registration No. 33-41255-1, Exhibits 2 and 2.1,
             respectively, and Second Amendment to Restated Certificate of
             Incorporation incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 1992 Exhibit 3.2, and Third
             Amendment to Restated Certificate of Incorporation incorporated herein by reference to the Registrant's registration statement on
             Form S-2, Amendment No. 2, filed on February 14, 1995, No.
             33-87026, Exhibit 4.1-1.

3.2 Copy of Bylaws of the Registrant, as amended, incorporated herein by reference to Registrant's Registration Statement on Form S-18
             Registration No. 33-41255-A, Exhibit 3 and First Amendment to
             Bylaws incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 1992, Exhibit 3.4.

10.1 Restor Industries, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's
             Registration Statement on Form S-18, filed on July 25, 1991, No.
             33-41255-A).

10.2         Amendment to Restor Industries, Inc. 1991 Stock Option Plan
             (incorporated by reference to Exhibit 10.2 to the Registrant's
             Form 10-K for the year ended December 31, 1993, filed March 31,
             1994).

10.3         Lease Agreement dated August 27, 1992, by and between Batac
             Corporation and Restor Industries, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant's Form 10-K for the year ended
             December 31, 1993, filed March 31, 1994).

10.4 Second Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrants' Form 10-K for the year ended December 31, 1993, filed March 31, 1994).

10.5 Registration Rights Agreement dated December 28, 1994, by and between Creditanstalt-Bankverein and Restor Industries, Inc.
             (incorporated by reference to Exhibit 10.24 to the Registrants
             Form S-2, Amendment No. 2, filed on February 14, 1995, No
             33-87026).

10.6 Third Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Registrant's Form S-2, Amendment
             No. 2, filed on February 14, 1995, No. 33-87026.

10.7         Master Lease Agreement dated March 2, 1995, by and between Copelco
             Capital, Inc. and Restor Industries, Inc. (Incorporated by reference to Exhibit 10.27 to the Registrant's Form 10-K for the year ended December 31, 1994, filed on March 30, 1995).

10.8         Merger Agreement dated July 11, 1995, by and between James H.
             Shirkey, AIT, Inc., Restor Acquisition Corp. and Restor
             Industries, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K, filed on July 14, 1995).

10.9         Escrow Agreement dated July 11, 1995 by and between James H.
             Shirkey, AIT, Inc., Restor Acquisition Corp and Restor Industries,
             Inc. (incorporated by reference to Exhibit 10 to the Registrant's
             Form 8-K, filed on July 14, 1995).

10.10        Promissory Note dated July 11, 1995, by and between James H.
             Shirkey and Restor Industries, Inc (incorporated by reference to
             Exhibit 10.1 to the Registrant's Form 8-K, filed on July 14,
             1995).

10.11        Pledge Agreement dated July 11, 1995, by and between James H.
             Shirkey and Restor Industries, Inc (incorporated by reference to
             Exhibit 10.2 to the Registrant's Form 8-K, filed on July 14,
             1995).



10.12        Employment Agreement dated July 11, 1995, by and between  James H.
             Shirkey and Restor Industries, Inc (incorporated by reference to
             Exhibit 10.3 to the Registrant's Form 8-K, filed on July 14,
             1995).

10.13        Registration Rights Agreement dated July 11, 1995, by and between
             James H. Shirkey and Restor Industries, Inc (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed on July 14, 1995).

10.14        Termination Agreement dated July 11, 1995, by and between AIT,
             Inc. and William D. Sims (incorporated by reference to Exhibit
             10.5 to the Registrant's Form 8-K, filed July 14, 1995).

10.15 Assignment and Assumption Agreement dated July 11, 1995, by and between AIT, Inc and James H. Shirkey (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K, filed July 14,
             1995).

10.16        Merger Agreement dated October 31, 1995, by and between Westec
             Communications, Inc., Robert N. O'Hara,  Restor-Westec, Inc. and
             Restor Industries, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K, filed November 13, 1995).

10.17        Employment Agreement dated October 31, 1995, by and between Robert
             N. O'Hara and Restor-Westec, Inc. (incorporated by reference to
             Exhibit 10.1 to the Registrant's Form 8-K, filed November 13,
             1995).

10.18 Registration Rights Agreement dated October 31, 1995, by and between Robert N. O'Hara, Restor-Westec, Inc. and Restor
             Industries, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed November 13, 1995).

10.19        Compensation Agreement dated October 31, 1995, by and between
             Sherman Capital Group L.L.C and Restor Industries, Inc.
             (incorporated by reference to Exhibit 10.3 to the Registrant's
             Form 8-K, filed November 13, 1995).

10.20        Share Escrow Agreement dated October 31, 1995, by and between
             Sherman Capital Group L.L.C. , Cauthen and Feldman, P.A.,
             Restor-Westec, Inc and Restor Industries, Inc. (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed
             November 13, 1995).

10.21 Release and Termination Agreement dated October 31, 1995, by and between Sherman Capital Group L.L.C., Robert N. O'Hara,
             Restor-Westec, Inc. and Restor Industries, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K, filed
             November 13, 1995).

10.22 Registration Rights Agreement dated October 31, 1995, by and between Sherman Capital Group L.L.C and Restor Industries, Inc.
             (incorporated by reference to Exhibit 10.6 to the Registrant's
             Form 8-K, filed November 13, 1995).

10.23        Second Amended and Restated Loan and  Security Agreement dated
             July 18, 1995, by and between Creditanstalt-Bankverein and Restor
             Industries, Inc. (incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K for the year ended December 31, 1995, filed April 10, 1996).

10.24        First Amendment to Second Amended and Restated Loan and Security
             Agreement dated December 28, 1995, by and between Creditanstalt-Bankverein and Restor Industries, Inc. (incorporated by reference to Exhibit 10.37 to the Registrant's Form 10-K for the year ended December 31, 1995, filed April 10, 1996).

10.25        Second Amendment to Second Amended and Restated Loan and Security
             Agreement dated March 29, 1996, by and between Creditanstalt-Bankverein and Restor Industries, Inc. (incorporated by reference to Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 1995, filed April 10, 1996).



10.26        Restor Industries Inc. Outside Directors' Warrant Plan
             (incorporated by reference to Exhibit 10.40 to the Registrant's
             Form 10-K for the year ended December 31, 1995, filed April 10,
             1996).

10.27        Restor Industries Inc. Directors' Warrant Incentive Plan
             (incorporated by reference to Exhibit 10.41 to the Registrant's
             Form 10-K for the year ended December 31, 1995, filed April 10,
             1996).

10.28        Merger Agreement dated April 22, 1996, by and between Restor
             Industries, Inc., Restor-Comtech, Inc., Michael Joe, Michael
             Ramlogan, Dan Lubarsky and Comtech Sunrise, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Form 8-K, filed June
             19, 1996).

10.29        Employment Agreement dated June 18, 1996, by and between Michael
             R. Joe and Restor-Comtech, Inc. (incorporated by reference to
             Exhibit 6.2h to the Registrant's Form 8-K, filed June 18, 1996).

10.30        Escrow Agreement dated June 18, 1996, by and between Restor
             Industries, Inc., Restor-Comtech, Inc., Cauthen and Feldman, P.A and the former shareholders of Comtech-Sunrise, Inc. (incorporated by reference to Exhibit 2.1b to the Registrant's Form 8-K, filed
             June 19, 1996).

10.31        Third Amendment to Second Amended and Restated Loan and Security
             Agreement dated December 19, 1996, by and between World Access,
             Inc. and Creditanstalt-Bankverien.

10.32        Fourth Amendment to 1991 Stock Option Plan.

10.33        Fifth Amendment to 1991 Stock Option Plan.

10.34        Amendment One to Outside Directors' Warrant Plan.

10.35        Amendment One to Directors' Warrant Incentive Plan.

10.36        License Agreement dated July 1, 1996, by and between International
             Communication Technologies, Inc., World Access, Inc. and Eagle
             Telephonics, Inc.

21.1         Subsidaries of the Registrant

23.1         Consent of Price Waterhouse L.L.P.

27.1         Financial Data Schedule (for SEC use)