Form 10-Q
period 1997-03-31
WORLD ACCESS INC
filed 1997-05-15
CIK 876279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Three Months Ended March 31, 1997.

                                       OR

[ ]      Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to        .
                                                             ------    -------

                         Commission file number 0-19998

                               WORLD ACCESS, INC.
             (Exact name of Registrant as specified in its Charter)

                DELAWARE                                 65-0044209
        (State of Incorporation)            (I.R.S. Employer Identification No.)

       945 EAST PACES FERRY ROAD
      SUITE 2240, ATLANTA GEORGIA                           30326
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

                         YES     X      NO
                             ---------      ----------

         The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at May 13, 1997 was 17,688,007.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       WORLD ACCESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                            MARCH 31         DECEMBER 31
                                                                              1997              1996
                                                                         --------------    --------------
                                                                           (Unaudited)
ASSETS
Current Assets
    Cash and equivalents                                                 $   21,376,381    $   22,480,082
    Accounts receivable                                                      14,024,108         9,651,884
    Inventories                                                              14,285,426        10,657,412
    Other current assets                                                      3,719,602         3,533,615
                                                                         --------------    --------------
                  Total Current Assets                                       53,405,517        46,322,993
Property and equipment                                                        3,359,655         2,657,661
Intangible assets                                                            16,805,632         9,526,140
Technology licenses                                                             916,667           907,489
Other assets                                                                  1,782,442         1,321,683
                                                                         --------------    --------------

                  Total Assets                                           $   76,269,913    $   60,735,966
                                                                         ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term debt                                                      $    4,562,000    $        ---
    Accounts payable                                                          6,433,691         3,756,722
    Income taxes payable                                                      3,938,365         2,532,755
    Accrued payroll and benefits                                              1,157,653         1,605,840
    Other accrued liabilities                                                   731,332           466,432
                                                                         --------------    --------------
                  Total Current Liabilities                                  16,823,041         8,361,749
Long-term liabilities                                                           229,500             ---
                                                                         --------------    --------------
                  Total Liabilities                                          17,052,541         8,361,749
                                                                         --------------    --------------

Stockholders' Equity
    Common stock                                                                176,631           163,285
    Capital in excess of par value                                           62,162,986        58,517,279
    Note receivable from affiliate                                                ---            (571,634)
    Accumulated deficit                                                      (3,122,245)       (5,734,713)
                                                                         --------------    --------------
                  Total Stockholders' Equity                                 59,217,372        52,374,217
                                                                         --------------    --------------

                  Total Liabilities and Stockholders' Equity             $   76,269,913    $   60,735,966
                                                                         ==============    ==============


         The accompanying notes are an integral part of these consolidated financial statements.

                       WORLD ACCESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                           THREE MONTHS ENDED MARCH 31
                                                                         --------------------------------
                                                                              1997              1996
                                                                         --------------    --------------

Sales of products                                                        $   15,470,050    $    8,354,310
Service revenues                                                              4,781,374         4,038,935
                                                                         --------------    --------------

       Total Sales                                                           20,251,424        12,393,245

Cost of products sold                                                         9,969,627         6,214,844
Cost of services                                                              4,083,481         3,403,141
                                                                         --------------    --------------
       Total Cost of Sales                                                   14,053,108         9,617,985
                                                                         --------------    --------------

       Gross Profit                                                           6,198,316         2,775,260

Engineering and development                                                     316,410           176,495
Selling, general and administrative                                           1,917,563         1,277,061
Amortization of goodwill                                                        284,131           111,172
                                                                         --------------    --------------

       Operating Income                                                       3,680,212         1,210,532

Interest and other income                                                       367,186           102,791
Interest expense                                                                (28,930)         (103,005)
                                                                         --------------    --------------

       Income Before Income Taxes                                             4,018,468         1,210,318

Income taxes                                                                  1,406,000             ---
                                                                         --------------    --------------

       Net Income                                                        $    2,612,468    $    1,210,318
                                                                         ==============    ==============


Net Income Per Common Share                                              $          .15    $          .09
                                                                         ==============    ==============


Weighted Average Shares Outstanding                                          17,743,617        13,548,727
                                                                         ==============    ==============


         The accompanying notes are an integral part of these consolidated financial statements.

                       WORLD ACCESS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                       CAPITAL IN         NOTE
                                                         COMMON         EXCESS OF      RECEIVABLE       ACCUMULATED
                                                          STOCK         PAR VALUE    FROM AFFILIATE       DEFICIT          TOTAL
                                                     --------------  -------------   --------------   --------------   -------------

Balance at January 1, 1997                           $     163,285   $  58,517,279   $    (571,634)   $  (5,734,713)   $  52,374,217

Net income                                                                                                2,612,468        2,612,468

Issuance of 1,285,884 shares for
  CIS acquisition                                           12,859       2,580,215                                         2,593,074

Release of 159,327 shares from escrow
  for AIT acquisition                                                      892,231                                           892,231

Repayment of loan by affiliate                                                             571,634                           571,634

Issuance of  46,960 shares
  for stock options                                            470         160,078                                           160,548

Issuance of 1,650 shares for matching
  contribution to 401(K) plan                                   17          13,183                                            13,200
                                                     -------------   -------------   -------------    -------------    -------------

Balance at March 31, 1997                            $     176,631   $  62,162,986  $        ---      $  (3,122,245)   $  59,217,372
                                                     =============   =============   =============    =============    =============


      The accompanying notes are an integral part of these consolidated financial statements.

                       WORLD ACCESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                            THREE MONTHS ENDED MARCH 31
                                                                         --------------------------------
                                                                              1997              1996
                                                                         --------------    --------------

Cash  Flows From Operating Activities:
Net income                                                               $    2,612,468    $    1,210,318
Adjustments to reconcile net income to net cash
  used by operating activities:
     Depreciation and amortization                                              503,439           309,632
     Provision for inventory reserves                                            60,000            41,250
     Provision for bad debts                                                     32,755            18,300
     Stock contributed to 401(K) plan                                            13,200             6,825
     Changes in operating assets and liabilities, net of effects from businesses acquired:
          Accounts receivable                                                (3,554,300)         (297,023)
          Inventories                                                        (3,521,014)       (2,007,482)
          Accounts payable                                                    2,087,347           (39,026)
          Other assets and liabilities                                          449,983          (406,958)
                                                                         --------------    --------------

      Net Cash Used By Operating Activities                                  (1,316,122)       (1,164,164)
                                                                         --------------    --------------

Cash Flows From Investing Activities:
Acquisitions of businesses                                                   (4,099,852)          805,360
Repayments by (loans to) affiliate                                              582,500           (62,916)
Expenditures for property and equipment                                        (725,793)         (165,992)
Prepaid rent on equipment lease                                                 (11,304)            1,907
Technology licenses                                                              (9,178)          (62,859)
                                                                         --------------    --------------

      Net Cash From (Used By)  Investing Activities                          (4,263,627)          515,500
                                                                         --------------    --------------

Cash Flows From  Financing Activities:
Short-term debt borrowings (repayments)                                       4,024,000        (3,128,287)
Proceeds from exercise of stock warrants and options                            160,548         4,029,971
Capital lease obligations                                                       291,500             ---
Debt issue costs                                                                  ---             (56,546)
                                                                         --------------    --------------

      Net Cash From Financing Activities                                      4,476,048           845,138
                                                                         --------------    --------------

      Increase (Decrease) in Cash and Equivalents                            (1,103,701)          196,474
      Cash and Equivalents at Beginning of Period                            22,480,082         1,886,819
                                                                         --------------    --------------

      Cash and Equivalents at End of Period                              $   21,376,381    $    2,083,293
                                                                         ==============    ==============


Supplemental Schedule of Noncash Financing and
     Investing Activities:
Issuance of common stock for businesses acquired                         $    3,485,305    $    2,088,118
Reduction in note receivable from affiliate to recognize
      contingent purchase price earned                                          582,500


         The accompanying notes are an integral part of these consolidated financial statements.

                       WORLD ACCESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

NOTE 1.      BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, the financial information does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

       The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of the full year.

       Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1997.

NOTE 2.      ACQUISITIONS

CIS Acquisition

       On March 11, 1997, the Company entered into an agreement to acquire Cellular Infrastructure Supply, Inc. ("CIS"), a Burr Ridge, Illinois based provider of new and/or upgraded equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers. On March 27, 1997, the transaction was completed in its final form whereby CIS was merged with and into CIS Acquisition Corp., a wholly-owned subsidiary of the Company (the "Merger"). In connection with the Merger, the three stockholders of CIS received $3.5 million in cash and 440,874 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $2.6 million.

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

       The shares placed in escrow were valued by the Company at par value only, or $8,450. Once conditions for release from escrow have been met, the fair market value of the shares as measured at that time, along with any Additional Consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

       The acquisition of CIS has been accounted for using the purchase method of accounting. Accordingly, the results of CIS's operations have been included in the accompanying consolidated financial statements from January 1, 1997, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $6.0 million, has been recorded as goodwill and is being amortized over a 15 year period.

AIT Contingent Purchase Price Earned

       In May 1995, the Company acquired AIT, Inc. ("AIT"), a provider of new and used Northern Telecom switching systems, add-on frames and related circuit boards to the telecommunications industry. As part of the total consideration paid by the Company, the sole stockholder of AIT was issued 637,308 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $2,330,000 in potential cash payments, were to be released to the sole stockholder over a two year period ending June 30, 1997 contingent upon the realization of predefined levels of gross profit from AIT's operations during this same period. To the extent cash consideration is paid, the sole stockholder will immediately be required to repay the equivalent amount of borrowings outstanding under a promissory note entered into with the Company in connection with the acquisition. Once repaid, the stockholder will not be entitled to reborrow such funds.

       As of March 31, 1997, the Company has released 477,981 shares from escrow and paid additional cash consideration of $1,747,500 based on AIT's gross profit performance. In addition, as of March 31, 1997, the Company determined that it was highly probable an additional 159,327 escrowed shares would be released and an additional $582,500 would be paid on August 15, 1997. The net effect of the above has been to increase goodwill and stockholders' equity by approximately $5.8 million as of March 31, 1997.

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

Pro Forma Results of Operations

       On a pro forma, unaudited basis, as if the acquisition of CIS had occurred as of January 1, 1996, total sales, operating income, net income and net income per common share for the three months ended March 31, 1996 would have been approximately $13,496,000, $1,436,000, $1,436,000 and $.10., respectively.

       These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the CIS acquisition been in effect on the date indicated.

NOTE 3.      INVENTORIES


Inventories consist of the following:

                                                                            March 31         December 31
                                                                              1997              1996
                                                                         --------------    --------------

Telecom systems, frames and circuit boards                               $    9,830,000    $    6,903,000
Electronic components                                                         2,532,000         2,539,000
Pay telephone parts                                                             626,000           494,000
Work in progress                                                                917,000           438,000
Other finished goods                                                            380,000           283,000
                                                                         --------------    --------------
                                                                         $   14,285,000    $   10,657,000
                                                                         ==============    ==============


NOTE 4.      DEBT

       The Company has a $10 million revolving line of credit with a large European bank. As of March 31, 1997, the Company had borrowings of $4.5 million outstanding under the line.

       The bank agreement, which expires in March 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/2 %, at the option of the Company.

NOTE 5.      EARNINGS PER SHARE

       The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options and warrants. A total of 1,246,000 common shares held in escrow from certain acquisitions and a license agreement have been excluded from the earnings per share calculations for the three months ended March 31, 1997 because the conditions for release of shares from escrow have not been satisfied.

       Common stock issued and outstanding at March 31, 1997 and December 31, 1996 was 17,663,007 and 16,328,513 shares, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       The Company develops, manufactures, and markets wireline and wireless switching, transport and access products primarily for the United States, Caribbean Basin and Latin American telecommunications markets. The products offered by the Company include those manufactured by the Company as well as those manufactured by original equipment manufacturers. To support and complement its product sales, the Company also provides its customers with a broad range of design, manufacturing, testing, installation, repair and other value-added services.

       During 1995 and early 1996, the Company acquired three businesses in an effort to broaden its line of switching, transport and access products, enhance its product development capabilities and strengthen its technical base. Effective May 1995, the Company acquired AIT Inc., ("AIT"), a full service provider of Northern Telecom switching systems, add-on frames and related circuit boards. Effective October 1995, the Company acquired Westec Communications Inc., ("Westec") a provider of wireless products and services primarily to the cable television industry. Effective January 1996, the Company acquired Sunrise Sierra, Inc., ("Sunrise") a manufacturer of intelligent transport and access products.

       In January 1997, the Company acquired Cellular Infrastructure Supply, Inc. ("CIS"), a provider of equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers. The wireless service markets served by CIS are a perfect complement to the Company's traditional telephone service provider and private network operator markets, which is expected to provide the Company with substantial new cross-selling opportunities.

       The Company realized significant improvements in its sales and operating results during the last two years primarily as a result of the acquisitions. The Company's total annual sales increased by 97.2% in 1995 and 69.2% in 1996 when compared to 1994 and 1995, respectively. Total sales for the first quarter of 1997 increased by 38.5% over the fourth quarter of 1996. As the Company's sales mix shifted from a majority of service revenues in 1994 (81.8% of total sales) to a majority of product sales in the first quarter of 1997 (76.4% of total sales), the Company's gross profit margin increased from 12.9% in 1994 to 21.1% in 1995, 29.4% in 1996 and 30.6% in the first quarter of 1997. As a percentage of total sales, the Company's operating income (loss) before special charges increased from (8.5%) in 1994 to 8.3% in 1995, 14.4% in 1996 and 18.2% in the
first quarter of 1997. Management will continue to seek further improvements in gross profit margin over time as the Company's product offerings include more internally developed and acquired products containing proprietary technology.

       Since January 1, 1995, the Company has significantly strengthened its balance sheet through improved operating results, a $26.2 million secondary public equity offering, a private equity offering and stock warrant exercises that generated approximately $10 million in new capital, and a new five-year $10 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth. The Company's working capital and stockholders' equity have increased from $2.3 million and $1.2 million, respectively, at December 31, 1994 to $36.5 million and $59.2 million, respectively, at March 31, 1997.

RESULTS OF OPERATIONS

       The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of total revenues:

                                                        Three Months Ended
                                                             March 31
                                                      ----------------------
                                                         1997         1996
                                                      ---------    ---------
              Sales of products                            76.4%        67.4%
              Service revenues                             23.6         32.6
                                                      ---------    ---------
                  Total sales                             100.0        100.0

              Cost of products sold                        49.2         50.1
              Cost of services                             20.2         27.5
                                                      ---------    ---------
                  Total cost of sales                      69.4         77.6
                                                      ---------    ---------

                  Gross profit                             30.6         22.4

              Engineering and development                   1.6          1.4
              Selling, general and administrative           9.4         10.3
              Amortization of goodwill                      1.4          0.9
                                                      ---------    ---------

                  Operating income                         18.2          9.8

              Interest and other income                     1.6          0.8
              Interest expense                            ---           (0.8)
                                                      ---------    ---------

                  Income (loss) before income taxes        19.8          9.8

              Income taxes                                  6.9        ---
                                                      ---------    ---------

                  Net income (loss)                        12.9%         9.8%
                                                      =========    =========

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

       Sales. Total sales increased $7,858,000, or 63.4%, to $21,251,000 in the first quarter of 1997 from $12,393,000 in the first quarter of 1996. The percentage of product sales to total sales increased to 76.4% in the first quarter of 1997 from 67.4% in the first quarter of 1996.

       Product sales increased $7,116,000, or 85.2%, to $15,470,000 in the first quarter of 1997 from $8,354,000 in the first quarter of 1996. The increase related to an additional $5.2 million of switching products sold by AIT and $5.4 million of cellular equipment sold by CIS, which was acquired effective January 1, 1997. The first quarter 1996 product sales included approximately $3.5 million in special one-time sales of distributed products.
The Company had no such sales in the first quarter of 1997.

       Service revenues increased $742,000, or 18.4%, to $4,781,000 in the first quarter of 1997 from $4,039,000 in the first quarter of 1996. The increase related to an additional $1.6 million in pay telephone refurbishment revenues. The increase was offset by a decline in electronic manufacturing revenues resulting from a strategic decision to begin utilizing the Company's manufacturing capacity for new World Access products rather than service outside contract manufacturing customers.

       Gross Profit. Gross profit increased $3,423,000, or 123.3%, to $6,198,000 in the first quarter of 1997 from $2,775,000 in the first quarter of 1996. Gross profit margin increased to 30.6% in the first quarter of 1997 from 22.4% in the first quarter of 1996. The improved performance resulted from the 63.4% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

       Gross profit margin on products sold increased to 35.6% in the first quarter of 1997 from 25.6% in the first quarter of 1996. The improved margin performance relates to the $5.2 million increase in switching products sold by AIT and $5.4 million of cellular and PCS products sold by CIS. In addition, the first quarter of 1996 included $3.5 million of distributed product sales which carry margins substantially lower than the Company's other products

       Gross profit margin on service revenues decreased to 14.6% in the first quarter of 1997 from 15.7% in the first quarter of 1996, primarily due to increased pay telephone refurbishment revenues with a RBOC which carried lower overall gross margins than the regular pay telephone refurbishment revenues.

       Engineering and Development. Engineering and development expenses increased $140,000, or 79.3%, to $316,000 in the first quarter of 1997 from $176,000 in the first quarter of 1996. The increase in expenses was attributable to the formation of a corporate product development function during the third quarter of 1996.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $641,000, or 50.2%, to $1,918,000 in the first quarter of 1997 from $1,277,000 in the first quarter of 1996. The increase primarily related to expenses associated with the operations of CIS, which was acquired effective January 1, 1997, and the Company's establishment of a dedicated international sales and marketing group and corporate business development function late in the first quarter of 1996. In addition, the Company recorded approximately $200,000 of incentive compensation expense in the first quarter of 1997 as compared to no provision in the first quarter of 1996. As a percentage of total sales, selling, general and administrative expenses decreased to 9.4% in the first quarter of 1997 from 10.3% in the first quarter of 1996.

       Amortization of Goodwill. Amortization of goodwill increased $173,000 to $284,000 in the first quarter of 1997 from $111,000 in the first quarter of 1996, as a result of the goodwill recorded in connection with the CIS acquisition and contingent purchase price earned by AIT.

       Operating Income. Operating income increased $2,470,000, or 204.0%, to $3,680,000 in the first quarter of 1997 from $1,210,000 in the first quarter of 1996. As a percentage of total sales, operating income increased to 18.2% in the first quarter of 1997 from 9.8% in the first quarter of 1996.

       Interest and Other Income. Interest and other income increased $264,000, or 257.2%, in the first quarter of 1997 from $103,000 in the first quarter of 1996 due to increased invested cash balances of the Company, resulting primarily from proceeds received from a $26.2 million secondary public equity offering completed in October 1996.

       Interest Expense. Interest expense decreased $74,000, or 71.9%, to $29,000 in the first quarter of 1997 from $103,000 in the first quarter of 1996. The decrease is due to the reduction in average debt outstanding during the first quarter of 1997 resulting from the October 1996 repayment of a $3.9 million bank term loan.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

       The Company has traditionally financed its operations and growth through private placements of equity, the exercise of stock warrants and options and bank loans from its primary lender. With the significant increase in total sales and net income during the past two years, cash flows from operations are also becoming a primary cash resource for the Company.

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

       In October 1996, the Company received net cash proceeds of approximately $25.4 million from the sale of 3,487,500 shares of common stock in a secondary public offering at a price of $8.00 per share. In October 1996, the Company used approximately $3.9 million of the net proceeds to repay all amounts borrowed under its bank term loan. In consideration of the repayment of the amounts borrowed under the term loan, the Company's primary lender increased the amount available to the Company under its revolving line of credit from $6.0 million to $10.0 million. In March 1997, the Company paid $3.5 million for the acquisition of CIS. The Company intends to use the remaining $18.0 million of net proceeds from the offering for the acquisition of businesses and technology licenses and other strategic initiatives related to the growth and development of the Company's telecommunications products business and for general corporate purposes, including new product development, the expansion of domestic and international sales and marketing efforts and working capital.

OPERATING ACTIVITIES.

       Cash used by operating activities increased $152,000 to $(1,316,000) in the first three months of 1997 from $(1,164,000) in the first three months of 1996 primarily as a result of increased accounts receivable and inventory balances at March 31, 1997.

       Accounts receivable increased $4,372,000, or 45.3%, to $14,024,000 at March 31, 1997 from $9,652,000 at December 31, 1996. The increase is due to the acquisition of CIS and extended payment terms granted to one customer in connection with a $2.3 million equipment sale in December 1996. In early May, the $2.3 million was paid in full as scheduled. Excluding the $2.3 million receivable, average days sales outstanding at March 31, 1997 were 42 days as compared to 50 days at December 31, 1996.

       Inventories increased $3,628,000, or 34.0%, to $14,285,000 at March 31, 1997 from $10,657,000 at December 31, 1996. This increase is due to the acquisition of CIS, a planned build-up of AIT inventories to support the increased demand for its switching products and inventories required to support the roll out of the Company's new products, including the World Access Compact Digital Exchange(TM) switch, Wireless Local Loop-2000(TM)system and the WX-5501 line card.

INVESTING ACTIVITIES

       In the first quarter of 1997, the Company acquired CIS, a provider of new and/or upgraded equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers, for $3.5 million in cash and 440,874 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $2.5 million.

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

       Prior to the acquisition of CIS, the Company completed the acquisitions of AIT, Westec and Sunrise. These four acquisitions bring new wireline and wireless switching, transport and access products and technology into the Company. All of the acquisitions were relatively similar in structure in that the former owner(s) received initial consideration consisting of a combination of Company common stock and cash, as well as contingent consideration tied to the future profitability of the ongoing business. The majority of the contingent consideration may be paid, at the option of the Company, in the form of common stock valued at its then-current market price. At the time it becomes highly probable that contingent consideration will be earned, it will be measured and recorded on the Company's balance sheet as additional goodwill and stockholder's equity.

       Through March 31, 1997, the Company has paid approximately $6.0 million in cash consideration in connection with the four acquisitions, including $1,747,500 in contingent consideration paid to the previous owner of AIT ($582,500 in February 1997) as a result of AIT's gross profit performance during 1995 and 1996. The impact of these payments on the Company's cash position has been partially offset by the addition of $805,000 in cash owned by Sunrise on its effective date of acquisition.

       In July 1995, the Company loaned the sole stockholder of AIT $1.3 million in cash in connection with a secured promissory note executed as an integral part of the acquisition of AIT. An additional $1.0 million was loaned to the stockholder as specific fully reserved accounts receivable, notes receivable and inventories on AIT's May 17, 1995 balance sheet were collected or realized by the Company in 1995 and 1996. As of March 31, 1997, the Company had loaned an aggregate of $2,319,000 to such stockholder. All amounts borrowed have been effectively repaid to the Company through contingent consideration earned.

       During the first three months of 1996, the Company invested $726,000 in capital expenditures, primarily for new manufacturing and test equipment, computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of new acquisitions, and facility improvements required in connection with AIT's growth.

FINANCING ACTIVITIES

     As of March 31, 1997, there was $4.5 outstanding on the Company's line of credit. In early April, the Company repaid these borrowings in full.

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

SALARY INCENTIVE PROGRAM

     In December 1996, the Company implemented a voluntary salary reduction program designed to improve the Company's cash flow during 1997, further align the objectives of the Company's management and salaried employees with those of the Company's stockholders and potentially provide the Company with significant future tax deductions. Under the program, 72 exempt salaried employees agreed to forego $826,038 of their 1997 compensation in exchange for 413,019 non-qualified options to purchase shares of the Company's common stock at $8.00 per share, its then-current market value (i.e., one stock option for every $2 of compensation). The vesting is tied to the Company meeting specific operational objectives in 1996, including the Company achieving pre-defined levels of sales growth, ISO 9002 certification, specific cash management objectives and upgraded information systems that will support accelerated growth and improve corporate communications.

      Under the 1997 program, employees could participate to a maximum level of 50% of their 1997 salaries. The Company's Chairman, President and Chief Financial Officer each elected to forego 50% of their salary under this program. This program also provides that if certain levels of pre-tax income before special charges are achieved for 1997, a partial or full repayment of salaries will be made. Full repayment is based on the Company realizing $13 million of pre-tax income during 1997, a $5.5 million or approximately 75% increase over 1996 actual pre-tax income. Compensation expense related to this program will be recorded in 1997 when it becomes highly probable a repayment will be earned. In connection with the Company's pre-tax income performance in the first three months of 1997, a $210,000 expense was recorded for the prorata portion of the potential repayment of 1997 salaries under this program. The related liability is included in Accrued Payroll and Benefits on the Company's March 31, 1997 balance sheet.

SUMMARY

      The Company's improved operating performance and completion of the secondary public equity offering has significantly enhanced its financial strength and improved its liquidity. As of the date of this Report, the Company has no bank debt, approximately $15.0 million of cash and a $10 million revolving line of credit available. Management believes that the Company has sufficient financial resources to support its working capital requirements and business plans for at least the next 12 months.




ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable

PART II.     OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     On March 28, 1997 in connection with the Company's acquisition of CIS pursuant to an Agreement and Plan of Merger pursuant to which CIS was merged with and into a wholly-owned subsidiary of the Company, the Company issued an aggregate of 1,285,884 shares of common stock, of which 845,010 shares were deposited into escrow, to the three stockholders of CIS. These securities were issued without registration under the Securities Act of 1933, as amended, in reliance upon the exemption in Section 4(2) of such Act as all such stockholders represented that they were "accredited investors."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS

       27    Financial Data Schedule (For SEC Use Only)

(B)    REPORT ON FORM 8-K

       None







                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WORLD ACCESS, INC.



                               By:  /s/ Mark A. Gergel
                                  --------------------------------------------
                                    Mark A. Gergel
                                    Executive V.P. and Chief Financial Officer


Dated:  May 14, 1997