Form 10-Q
period 1997-06-30
WORLD ACCESS INC
filed 1997-08-14
CIK 876279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Three Months Ended June 30, 1997.

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

                     Common Stock, Par Value $.01 Per Share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES [ X ]        NO [   ]

    The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at August 13, 1997 was 18,712,034.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements



World Access, Inc. and Subsidiaries

Consolidated Balance Sheets


                                          June 30           December 31
                                            1997                1996
                                       ------------        ------------
                                        (Unaudited)
ASSETS
Current Assets
   Cash and investments                $ 21,595,079        $ 22,480,082
   Accounts receivable                   15,908,764           9,651,884
   Inventories                           16,752,391          10,657,412
   Other current assets                   3,272,651           3,533,615
                                       ------------        ------------
      Total Current Assets               57,528,885          46,322,993
Property and equipment                    3,534,591           2,657,661
Intangible assets                        25,116,573           9,526,140
Technology licenses                         932,387             907,489
Other assets                              1,924,459           1,321,683
                                       ------------        ------------
      Total  Assets                    $ 89,036,895        $ 60,735,966
                                       ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term debt                     $  4,063,648     $        ---
   Accounts payable                       6,205,879           3,756,722
   Income taxes payable                   1,949,975           2,532,755
   Accrued payroll and benefits           2,034,642           1,605,840
   CIS purchase price payable             3,500,000              ---
   Other accrued liabilities                772,716             466,432
                                       ------------        ------------
      Total Current Liabilities          18,526,860           8,361,749
Long-term liabilities                       212,939              ---
                                       ------------        ------------
      Total Liabilities                  18,739,799           8,361,749
                                       ------------        ------------

Stockholders' Equity
   Common stock                             181,598             163,285
   Capital in excess of par value        69,809,533          58,517,279
   Note receivable from affiliate            ---               (571,634)
   Retained earnings                        305,965          (5,734,713)
                                       ------------        ------------
      Total Stockholders' Equity         70,297,096          52,374,217
                                       ------------        ------------

      Total Liabilities and
      Stockholders' Equity             $ 89,036,895        $ 60,735,966
                                       ============        ============


The accompanying notes are an integral part of these consolidated financial statements.

                                       1


World Access, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

                                Quarter  Ended June 30            Six Months Ended June 30
                             -----------------------------      -----------------------------
                                  1997             1996              1997             1996
                             ------------     ------------      ------------     ------------
Sales of products            $ 19,444,256     $  7,681,988      $ 34,914,306     $ 16,036,298
Service revenues                4,571,822        3,880,930         9,353,196        7,919,865
                             ------------     ------------      ------------     ------------
   Total Sales                 24,016,078       11,562,918        44,267,502       23,956,163

Cost of products sold          11,525,183        4,596,917        21,494,810       10,811,761
Cost of services                4,005,782        3,541,134         8,089,263        6,944,275
                             ------------     ------------      ------------     ------------
   Total Cost of Sales         15,530,965        8,138,051        29,584,073       17,756,036
                             ------------     ------------      ------------     ------------
   Gross Profit                 8,485,113        3,424,867        14,683,429        6,200,127

Engineering and development       428,595          193,403           745,005          369,898
Selling, general
 and administrative             2,434,951        1,429,506         4,352,514        2,706,567
Amortization of goodwill          380,404          111,172           664,535          222,344
                             ------------     ------------      ------------     ------------
   Operating Income             5,241,163        1,690,786         8,921,375        2,901,318

Interest and other income         225,091           55,294           592,277          158,085
Interest expense                  (24,044)        (104,227)          (52,974)        (207,232)
                             ------------     ------------      ------------     ------------
   Income Before Income Taxes   5,442,210        1,641,853         9,460,678        2,852,171

Income taxes                    2,014,000          224,100         3,420,000          224,100
                             ------------     ------------      ------------     ------------
   Net Income                $  3,428,210     $  1,417,753      $  6,040,678     $  2,628,071
                             ============     ============      ============     ============

Net Income Per Common Share:

   Primary                   $        .19     $        .10      $        .33     $        .19
                             ============     ============      ============     ============
   Assuming Full Dilution    $        .18     $        .10      $        .33     $        .19
                             ============     ============      ============     ============


Weighted Average Shares Outstanding:

   Primary                     18,407,289       13,691,237        18,075,453       13,656,064
                             ============     ============      ============     ============
   Assuming Full Dilution      19,259,596       13,768,455        18,501,607       13,733,282
                             ============     ============      ============     ============



The accompanying notes are an integral part of these financial statements.

                                       2



World Access, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)


                                                     Capital in         Note
                                          Common      Excess of      Receivable        Retained
                                          Stock       Par Value    from Affiliate      Earnings          Total
                                       ----------   ------------   --------------   --------------   ------------
Balance at January 1, 1997             $  163,285   $ 58,517,279   $    (571,634)   $  (5,734,713)   $ 52,374,217

Net income                                                                              6,040,678       6,040,678

Issuance of 1,285,884 shares for
  CIS acquisition                          12,859      2,580,215                                        2,593,074

Release of 304,615 shares from
  escrow for CIS acquisition                           3,021,345                                        3,021,345

Release of 159,327 shares from
  escrow for AIT acquisition                             892,231                                          892,231

Issuance of 137,800 shares for
  AIT acquisition                           1,378      2,168,622                                        2,170,000

Repayment of loan by affiliate                                           571,634                          571,634

Issuance of  403,033 shares for
  stock options and warrants                4,030      1,386,700                                        1,390,730

Tax benefit from exercises of stock
  options and warrants                                 1,200,000                                        1,200,000

Issuance of 4,567 shares for matching
  contribution to 401K plan                    46         43,141                                           43,187
                                       ----------   ------------   --------------   --------------   ------------
Balance at June 30, 1997               $  181,598   $ 69,809,533   $     ---        $     305,965    $ 70,297,096
                                       ==========   ============   ==============   ==============   ============





The accompanying notes are an integral part of these consolidated financial statements.

                                       3




World Access, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

                                                     Six Months Ended June 30
                                                        1997            1996
                                                   ------------    ------------
Cash  Flows From Operating Activities:
Net income                                         $  6,040,678    $  2,628,071
Adjustments to reconcile net income
  to net cash from (used by)
  operating activities:
     Depreciation and amortization                    1,105,303         623,710
     Provision for inventory reserves                   243,001          84,400
     Provision for bad debts                             68,755          39,300
     Stock contributed to employee benefit plan          43,187          16,975
     Changes in operating assets and
       liabilities, net of effects
       from businesses acquired:
          Accounts receivable                        (5,474,956)      1,433,160
          Inventories                                (6,170,980)     (3,442,801)
          Accounts payable                            1,859,535         (35,377)
          Other assets and liabilities                 (345,967)       (465,711)
                                                   ------------    ------------
       Net Cash From (Used By)
       Operating Activities                          (2,631,444)        881,727
                                                   ------------    ------------

Cash Flows From Investing Activities:
Acquisitions of businesses                           (4,099,852)         86,947
Repayments by (loans to) affiliate, net                 582,500         438,499
Expenditures for property and equipment              (1,115,745)       (473,124)
Prepaid rent on equipment lease                          13,119           3,907
Technology licenses                                     (24,898)       (320,539)
                                                   ------------    ------------
       Net Cash Used By Investing Activities         (4,644,876)       (264,310)
                                                   ------------    ------------

Cash Flows From  Financing Activities:
Short-term debt borrowings (repayments)               3,509,087      (4,935,220)
Proceeds from exercise of stock
   warrants and options                               2,590,730       4,080,075
Issuance of long-term debt for capital lease            291,500          ---
Long-term debt repayments                                ---           (200,000)
Debt issue costs                                         ---            (56,546)
                                                   ------------    ------------
       Net Cash From (Used By)
       Financing Activities                           6,391,317      (1,111,691)
                                                   ------------    ------------

       Decrease in Cash and Equivalents                (885,003)       (494,274)
       Cash and Equivalents at
         Beginning of Period                         22,480,082       1,886,819
                                                   ------------    ------------
       Cash and Equivalents at End of Period       $ 21,595,079    $  1,392,545
                                                   ============    ============
Supplemental Schedule of Noncash
  Financing and Investing Activities:
Issuance of common stock for
  businesses acquired                             $   8,676,650    $  3,404,047
Reduction in note receivable from
  affiliate to recognize contingent
  purchase price earned                                 582,500         582,500
Conversion of accounts receivable to
  investment in technology license                                      241,919

The accompanying notes are an integral part of these consolidated financial statements.

                                       4


                                        World Access, Inc. and Subsidiaries

                                    Notes To Consolidated Financial Statements

                                                   June 30, 1997

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

     The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results of the full year.

     Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1997.


NOTE 2.  ACQUISITIONS

CIS Acquisition

     On March 11, 1997, the Company entered into an agreement to acquire Cellular Infrastructure Supply, Inc. ("CIS"), a Burr Ridge, Illinois based provider of new and/or upgraded equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers. On March 27, 1997, the transaction was completed in its final form whereby CIS was merged with and into CIS Acquisition Corp., a wholly-owned subsidiary of the Company (the "Merger"). CIS Acquisition Corp. subsequently changed its name to Cellular Infrastructure Supply, Inc. In connection with the Merger, the three stockholders of CIS received $3.5 million in cash and 440,874 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $2.6 million.

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

     The first measurement period for purposes of releasing escrowed shares and paying contingent cash consideration is January 1, 1997 to December 31, 1997. In reviewing CIS's pre-tax income performance as of April 30, 1997, the Company determined that it was highly probable that the conditions for release and payment for this first period would be met. Accordingly, 304,615 escrowed shares were accounted for as if released and $3,500,000 in contingent cash payments were accounted for as if paid as of April 30, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $6.5 million at April 30, 1997. These shares will be released and payment will be made to the former stockholders of CIS on February 15, 1998.

     The acquisition of CIS has been accounted for using the purchase method of accounting. Accordingly, the results of CIS's operations have been included in the accompanying consolidated financial statements from January 1, 1997, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $12.5 million, has been recorded as goodwill and is being amortized over a 15 year period.

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

     As of June 30, 1997, the Company has released 477,981 shares from escrow and paid additional cash consideration of $1,747,500 based on AIT's gross profit performance. As of March 31, 1997, the Company determined that it was highly probable an additional 159,327 escrowed shares would be released and an additional $582,500 would be paid on August 15, 1997. The sole stockholder of AIT also will receive an additional $3.1 million in purchase price, payable in the form of approximately 137,800 restricted shares of the Company's common stock, on August 15, 1997 for the attainment of predefined levels of pre-tax income from AIT's operations during the periods of May 17, 1995 to June 30, 1996 and July 1, 1996 to June 30, 1997. These future payment have been capitalized as additional goodwill and stockholders' equity. The net effect of the above has been to increase goodwill and stockholders' equity by approximately $8.0 million as of June 30, 1997.

Pro Forma Results of Operations

     On a pro forma, unaudited basis, as if the acquisition of CIS had occurred as of January 1, 1996, total sales, operating income, net income and net income per common share for the six months ended June 30, 1996 would have been approximately $28,432,000, $3,990,000, $3,127,000 and $.22, respectively.

     These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the CIS acquisition been in effect on the date indicated.


NOTE 3.  INVENTORIES


Inventories consist of the following:

                                                   June 30         December 31
                                                     1997              1996
                                                ------------      ------------
Telecom systems, frames and circuit boards      $ 10,537,000      $  6,903,000
Electronic components                              3,342,000         2,539,000
Pay telephone parts                                  973,000           494,000
Work in progress                                     946,000           438,000
Other finished goods                                 954,000           283,000
                                                ------------      ------------
                                                $ 16,752,000      $ 10,657,000
                                                ============      ============


NOTE 4.  DEBT

     The Company has a $10 million revolving line of credit with a large European bank. As of June 30, 1997, the Company had borrowings of $4.0 million outstanding under the line.

     The bank agreement, which expires in March 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets.
Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/2 %, at the option of the Company.

NOTE 5.  EARNINGS PER SHARE

     The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options and warrants. A total of 942,000 common shares held in escrow from certain acquisitions and a license agreement have been excluded from the earnings per share calculations for the three and six months ended June 30, 1997 because the conditions for release of shares from escrow have not been satisfied.

     Effective December 27, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants will be excluded. The basic earnings per share are expected to reflect an increase of $.02 per share for the three month periods ended June 30, 1997 and 1996, and $.03 per share for the six month periods ended June 30, 1997 and 1996 over the primary earnings per share reported for those periods.

     Common stock issued and outstanding at June 30, 1997 and December 31, 1996 was 18,159,797 and 16,328,513 shares, respectively.

NOTE 6.  SUBSEQUENT EVENT

Galaxy Acquisition

         On July 29, 1997, the Company entered into a letter of intent to acquire Galaxy Personal Communications Services, Inc. ("Galaxy"), for a combination of cash and Company common stock. Galaxy, based in Norcross, Georgia provides system design, implementation, optimization and other value-added radio engineering and consulting services to PCS, cellular and other wireless telecommunications service providers. The transaction is subject to, among other things, the satisfactory completion by the Company of its due diligence investigation of Galaxy and the preparation and execution of a definitive agreement by August 30, 1997.

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

     In January 1997, the Company acquired Cellular Infrastructure Supply, Inc. ("CIS"), a provider of equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers. The wireless service markets served by CIS complement the Company's traditional telephone service provider and private network operator markets, and is expected to provide the Company with additional new cross-selling opportunities.

     The Company realized significant improvements in its sales and operating results during the last two years primarily as a result of the acquisitions. The Company's total annual sales increased by 97.2% in 1995 and 69.2% in 1996 when compared to 1994 and 1995, respectively. Total sales for the first six months of 1997 increased by 63.7% over the last six months of 1996. As the Company's sales mix shifted from a majority of service revenues in 1994 (81.8% of total sales) to a majority of product sales in the first six months of 1997 (78.9% of total sales), the Company's gross profit margin increased from 12.9% in 1994 to 21.1% in 1995, 29.4% in 1996 and 33.2% in the first six months of 1997. As a percentage of total sales, the Company's operating income (loss) before special charges increased from (8.5%) in 1994 to 8.3% in 1995, 14.4% in 1996 and 20.2%
in the first six months of 1997. Management will continue to seek further improvements in gross profit margin over time as the Company's product offerings include more internally developed and acquired products containing proprietary technology.

     Since January 1, 1995, the Company has significantly strengthened its balance sheet through improved operating results, a $26.2 million secondary public equity offering, a private equity offering and stock warrant exercises that generated approximately $10 million in new capital, and a new five-year $10 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth. The Company's working capital and stockholders' equity have increased from $2.3 million and $1.2 million, respectively, at December 31, 1994 to $39.0 million and $70.3 million, respectively, at June 30, 1997.

Results of Operations

         The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of total revenues:

                                Three Months Ended   Six Months Ended
                                     June 30             June 30
                                ------------------   ----------------
                                  1997     1996       1997     1996
                                -------   --------   -------   ------
Sales of products                 81.0%     66.4%      78.9%    66.9%
Service revenues                  19.0      33.6       21.1     33.1
                                -------   --------   -------   ------
     Total sales                 100.0     100.0      100.0    100.0

Cost of products sold             48.0      39.8       48.5     45.1
Cost of services                  16.7      30.6       18.3     29.0
                                -------   --------   -------   ------
     Total cost of sales          64.7      70.4       66.8     74.1
                                -------   --------   -------   ------
     Gross profit                 35.3      29.6       33.2     25.9

Engineering and development        1.8       1.7        1.7      1.6
Selling, general
  and administrative              10.1      12.3        9.8     11.3
Amortization of goodwill           1.6       1.0        1.5      0.9
                                -------   --------   -------   ------
     Operating income             21.8      14.6       20.2     12.1

Interest and other income          0.9       0.5        1.3      0.7

Interest expense                   ---      (0.9)      (0.1)    (0.9)
                                -------   --------   -------   ------
    Income before income taxes    22.7      14.2       21.4     11.9

Income taxes                       8.4       1.9        7.8      0.9
                                -------   --------   -------   ------
   Net income                     14.3%     12.3%      13.6%    11.0%
                                =======   ========   =======   ======

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         Sales. Total sales increased $12,453,000,  or 107.7%, to $24,016,000 in the second quarter of 1997 from $11,563,000 in the second quarter of 1996. The percentage of product sales to total sales increased to 81.0% in the second quarter of 1997 from 66.4% in the second quarter of 1996.

         Product sales increased $11,762,000, or 153.1%, to $19,444,000 in the second quarter of 1997 from $7,682,000 in the second quarter of 1996. The increase related to $10.8 million of cellular equipment sold by CIS, which was acquired effective January 1, 1997, an additional $1.8 million of switching products sold by AIT and approximately $500,000 in sales of the Company's new international products, the Compact Digital Exchange (TM) switch ("CDX") and Wireless Local Loop-2000(TM) system ("WLL-2000"). The second quarter 1996 product sales included approximately $1.1 million in special one-time sales of a distributed product.

         Service revenues increased $691,000, or 17.8%, to $4,572,000 in the second quarter of 1997 from $3,881,000 in the second quarter of 1996. The increase related to an additional $1.3 million in pay telephone refurbishment revenues. The increase was offset by a decline in electronic manufacturing revenues resulting from a strategic decision to begin utilizing the Company's manufacturing capacity for new World Access products rather than service outside contract manufacturing customers.

         Gross Profit. Gross profit increased $5,060,000, or 147.8%, to $8,485,000 in the second quarter of 1997 from $3,425,000 in the second quarter of 1996. Gross profit margin increased to 35.3% in the second quarter of 1997 from 29.6% in the second quarter of 1996. The improved performance resulted from the 107.7% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

     Gross profit margin on products sold increased to 40.7% in the second quarter of 1997 from 40.2% in the second quarter of 1996. The improved margin performance relates to the $10.8 million of cellular and PCS products sold by CIS and the sale of the new international CDX and WLL-2000. In addition, the second quarter of 1996 included $1.1 million of distributed product sales which carry margins substantially lower than the Company's other products

     Gross profit margin on service revenues increased to 12.4% in the second quarter of 1997 from 8.8% in the second quarter of 1996. The relatively low gross profit margin on service revenues in the second quarter of 1996 was primarily due to losses experienced on the outsourced circuit board repair business. The Company implemented selected pricing increases and streamlined operating systems and procedures designed to improve its margins on outsourced repair revenues.

         Engineering and Development. Engineering and development expenses increased $236,000, or 121.6%, to $429,000 in the second quarter of 1997 from $193,000 in the second quarter of 1996. The increase in expenses was attributable to the formation of a corporate product development function during the third quarter of 1996. Despite the increase in total engineering and development expenses, engineering and development expenses increased to only 1.8% of total sales in the second quarter of 1997 from 1.7% of total sales in the second quarter of 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,005,000, or 70.3%, to $2,435,000 in the second quarter of 1997 from $1,430,000 in the second quarter of 1996. The increase primarily related to expenses associated with the operations of CIS, which was acquired effective January 1, 1997, and the Company's establishment of a dedicated international sales and marketing group and corporate business development function late in the first quarter of 1996. In addition, the Company recorded approximately $700,000 of incentive compensation expense in the second quarter of 1997 as compared to a provision of approximately $100,000 in the second quarter of 1996. As a percentage of total sales, selling, general and administrative expenses decreased to 10.1% in the second quarter of 1997 from 12.3% in the second quarter of 1996.

         Amortization of Goodwill. Amortization of goodwill increased $269,000 to $380,000 in the second quarter of 1997 from $111,000 in the second quarter of 1996, as a result of the goodwill acquired in connection with the CIS acquisition and contingent purchase price earned by CIS and AIT.

         Operating Income. Operating income increased $3,550,000, or 210.0%, to $5,241,000 in the second quarter of 1997 from $1,691,000 in the second quarter of 1996. Operating income margin increased to 21.8% in the second quarter of 1997 from 14.6% in the second quarter of 1996.

         Interest and Other Income. Interest and other income increased $170,000, or 307.1%, in the second quarter of 1997 from $55,000 in the second quarter of 1996 due to increased invested cash balances of the Company, resulting primarily from proceeds received from a $26.2 million secondary public equity offering completed in October 1996.

         Interest Expense. Interest expense decreased $80,000, or 76.9%, to $24,000 in the second quarter of 1997 from $104,000 in the second quarter of 1996. The decrease is due to the reduction in average debt outstanding during the second quarter of 1997 resulting from the October 1996 repayment of a $3.9 million bank term loan.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

         Sales. Total sales increased $20,312,000, or 84.8%, to $44,268,000 in the first six months of 1997 from $23,956,000 in the first six months of 1996. The percentage of product sales to total sales increased to 78.9% in the first six months of 1997 from 66.9% in the first six months of 1996.

         Product sales increased $18,878,000, or 117.7%, to $34,914,000 in the first six months of 1997 from $16,036,000 in the first six months of 1996. The increase related to $16.2 million of cellular equipment sold by CIS, which was acquired effective January 1, 1997, an additional $7.3 million of switching products sold by AIT and approximately $500,000 in sales of the Company's new international products, the CDX switch and WLL-2000 system. Product sales for the first six months of 1996 included approximately $4.6 million in special on-time sales of a distributed product.

         Service revenues increased $1,433,000, or 18.1%, to $9,353,000 in the first six months of 1997 from $7,920,000 in the first six months of 1996. The increase related to an additional $2.7 million in pay telephone refurbishment revenues. This increase was offset by a decline in electronic manufacturing revenues resulting from a strategic decision to begin utilizing the Company's manufacturing capacity for new World Access products rather than service outside contract manufacturing customers.

         Gross Profit. Gross profit increased $8,483,000, or 136.8%, to $14,683,000 in the first six months of 1997 from $6,200,000 in the first six months of 1996. Gross profit margin increased to 33.2% in the first six months of 1997 from 25.9% in the first six months of 1996. The improved performance resulted from the 84.8% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

         Gross profit margin on products sold increased to 38.4% in the first six months of 1997 from 32.6% in the first six months of 1996. The improved margin performance relates to the $16.2 million of cellular and PCS products sold by CIS and the sale of the new international CDX switch and WLL-2000 system. In addition, the first six months of 1996 included $4.6 million of distributed product sales which carry margins substantially lower than the Company's other products.

         Gross profit margin on service revenues increased to 13.5% in the first six months of 1997 from 12.3% in the first six months of 1996. The improvement was due to improved gross profit margin on outsourced circuit board repair revenues. The Company implemented selected pricing increases and streamlined operating systems and procedures designed to improve its margins on outsourced repair revenues. The improvement on the outsourced circuit board revenues was partially offset by a decline in pay telephone refurbishment profit margins related to increased revenues with a RBOC which carried lower overall gross margins than the regular pay telephone refurbishment revenues.

         Engineering and Development. Engineering and development expenses increased $375,000, or 101.4%, to $745,000 in the first six months of 1997 from $370,000 in the first six months of 1996. The increase in expenses was attributable to the formation of a corporate product development function during the third quarter of 1996. Despite the increase in total engineering and development expenses, engineering and development expenses increased to only 1.7% of total sales in the first six months of 1997 from 1.6% of total sales in the first six months of 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1,646,000, or 60.8%, to $4,353,000 in the first six months of 1997 from $2,707,000 in the first six months of 1996. The increase primarily related to expenses associated with the operations of CIS, which was acquired effective January 1, 1997, and the Company's establishment of a dedicated international sales and marketing group and corporate business development function late in the first quarter of 1996. In addition, the Company recorded approximately $900,000 of incentive compensation expense in the first six months of 1997 as compared to a provision of approximately $100,000 in the first six months of 1996. As a percentage of total sales, selling, general and administrative expenses decreased to 9.8% in the first six months of 1997 from 11.3% in the first six months of 1996.

         Amortization of Goodwill. Amortization of goodwill increased $443,000 to $665,000 in the first six months of 1997 from $222,000 in the first six months of 1996, as a result of the goodwill acquired in connection with the CIS acquisition and contingent purchase price earned by CIS and AIT.

         Operating Income. Operating income increased $6,020,000, or 207.5%, to $8,921,000 in the first six months of 1997 from $2,901,000 in the first six months of 1996. Operating income margin increased to 20.2% in the first six months of 1997 from 12.1% in the first six months of 1996.

         Interest and Other Income. Interest and other income increased $434,000, or 274.7%, in the first six months of 1997 from $158,000 in the first six months of 1996 due to increased invested cash balances of the Company, resulting primarily from proceeds received from a $26.2 million secondary public equity offering completed in October 1996.

         Interest Expense. Interest expense decreased $154,000, or 74.4%, to $53,000 in the first six months of 1997 from $207,000 in the first six months of 1996. The decrease is due to the reduction in average debt outstanding during 1997 resulting from the October 1996 repayment of a $3.9 million bank term loan.



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

Operating Activities

     Cash used by operating activities increased $3,513,000 to $(2,631,000) in the first six months of 1997 from $882,000 in the first six months of 1996 primarily as a result of increased accounts receivable and inventory balances at June 30, 1997.

     Accounts receivable increased $6,257,000, or 64.8%, to $15,909,000 at June 30, 1997 from $9,652,000 at December 31, 1996. The increase is due to the acquisition of CIS and increased sales activity at the Company, i.e., second quarter 1997 sales of $24.0 million as compared to fourth quarter 1996 sales of $14.6 million. Average days sales outstanding at June 30, 1997 were 47 days as compared to 50 days at December 31, 1996.

     Inventories increased $6,095,000, or 57.2%, to $16,752,000 at June 30, 1997
from $10,657,000 at December 31, 1996. This increase is due to the acquisition of CIS, a planned build-up of AIT inventories to support the increased demand for its switching products and inventories required to support the roll out of the Company's new products, including the World Access CDX switch, WLL-2000 system and the WX-5501 line card.


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

     The first measurement period for purposes of releasing escrowed shares and paying contingent cash consideration is January 1, 1997 to December 31, 1997. In reviewing CIS's pre-tax income performance as of April 30, 1997, the Company determined that it was highly probable that the conditions for release and payment for this first period would be met. Accordingly, 304,615 escrowed shares were accounted for as if released and $3,500,000 in contingent cash payments were accounted for as if paid as of April 30, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $6.5 million at April 30, 1997. These shares will be released and payment will be made to the former stockholders of CIS on February 15, 1998.

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

     Through June 30, 1997, the Company has paid approximately $6.0 million in cash consideration in connection with the four acquisitions, including $1,747,500 in contingent consideration paid to the previous owner of AIT ($582,500 in February 1997) as a result of AIT's gross profit performance during 1995 and 1996. The impact of these payments on the Company's cash position has been partially offset by the addition of $805,000 in cash owned by Sunrise on its effective date of acquisition.

     In July 1995, the Company loaned the sole stockholder of AIT $1.3 million in cash in connection with a secured promissory note executed as an integral part of the acquisition of AIT. An additional $1.0 million was loaned to the stockholder as specific fully reserved accounts receivable, notes receivable and inventories on AIT's May 17, 1995 balance sheet were collected or realized by the Company in 1995 and 1996. As of June 30, 1997, the Company had loaned an aggregate of $2,319,000 to such stockholder. All amounts borrowed have been effectively repaid to the Company through contingent consideration earned.

     During the first six months of 1997, the Company invested $1,116,000 in capital expenditures, primarily for new manufacturing and test equipment, computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of new acquisitions, and facility improvements required in connection with AIT's growth.


Financing Activities

     As of June 30, 1997, there was $4.0 million outstanding on the Company's line of credit. In early July 1997, the Company repaid these borrowings in full.

         During the first six months of 1997, the Company has received approximately $2.6 million in proceeds, including the related tax benefits of approximately $1.2 million, from the exercises of previously issued stock options and warrants by the Company's directors and employees.

Income Taxes

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

         As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company has realized a tax benefit of approximately $1.2 million as of June 30, 1997. This tax benefit results in a decrease in current income taxes payable and an increase in capital in excess of par value.

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

     Under the 1997 program, employees could participate to a maximum level of 50% of their 1997 salaries. The Company's Chairman, President and Chief Financial Officer each elected to forego 50% of their salary under this program. This program also provides that if certain levels of pre-tax income before special charges are achieved for 1997, a partial or full repayment of salaries will be made. Full repayment is based on the Company realizing $13 million of pre-tax income during 1997, a $5.5 million or approximately 75% increase over 1996 actual pre-tax income. Compensation expense related to this program will be recorded in 1997 when it becomes highly probable a repayment will be earned. In connection with the Company's pre-tax income performance in the first six months of 1997, a $410,000 expense was recorded for the pro rata portion of the potential repayment of 1997 salaries under this program. The related liability is included in Accrued Payroll and Benefits on the Company's June 30, 1997 balance sheet.

Summary

     The Company's improved operating performance and completion of the secondary public equity offering has significantly enhanced its financial strength and improved its liquidity. As of the date of this Report, the Company has no bank debt, in excess of $15.0 million of cash and a $10 million revolving line of credit available. Management believes that the Company has sufficient financial resources to support its working capital requirements and business plans for at least the next 12 months.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         The 1997 Annual Meeting of the stockholders of World Access, Inc. was held on June 10,1997 at the Company's headquarters in Atlanta, Georgia. There were 17,662,232 shares of Common Stock issued and outstanding and entitled to vote at the meeting, of which 14,951,885 were present in person or by proxy. At the meeting, the following matters were voted on:

                                                      Voting Results
                                         ------------  -----------  ------------
                                             For         Against      Withheld
Election of directors:
Steven A. Odom                            14,946,439                     5,446
Stephen J. Clearman                       14,946,439                     5,446
William P. O'Reilly                       14,946,439                     5,446
John D. Phillips                          14,876,239                    75,646
Stephen E. Raville                        14,946,439                     5,446
Hensley E. West                           14,946,439                     5,446

To approve an amendment to the
Company's Restated Certificate
of Incorporation to provide for
the classification of the Board
of Directors and related matters.          9,714,481    1,282,365    3,955,039

To approve an amendment to the
Company's Restated Certificate of
Incorporation to prohibit stockholder
action by written consent.                 9,613,088    1,374,160    3,964,637

To approve an amendment to the
Company's Restated Certificate of
Incorporation to increase  the
authorized capital of the Company,
authorize a new class of
preferred stock and eliminate
the Class B Common Stock.                  9,696,036    1,295,060    3,960,789

To approve an amendment to the
1991 Stock Option Plan to increase
the number of options under such
plan from 2,500,000 to 3,500,000.          9,650,711    1,338,920    3,962,254

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

27.1     Financial Data Schedule

(b)  Report on Form 8-K

         On March 27, 1997 the Company filed a Report on Form 8-K, announcing the acquisition of Cellular Infrastructure Supply, Inc., a Burr Ridge, Illinois based provider based provider of new and/or upgraded equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers. On June 9, 1997, this Report was amended to include the financial statements of CIS and the pro forma financial statements of the Company.







                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WORLD ACCESS, INC.

                                               By:   /s/ Mark A. Gergel
                                                  ------------------------------
                                                     Mark A. Gergel
                                                     Executive Vice President
                                                     and Chief Financial Officer


Dated:  August 13, 1997