Form 10-Q
period 1997-09-30
WORLD ACCESS INC
filed 1997-11-14
CIK 876279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

   (Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Three Months Ended September 30, 1997.
OR
    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ________.


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

         The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at November 13, 1997 was 19,257,862.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements



World Access, Inc. and Subsidiaries

Consolidated Balance Sheets

                                          Pro Forma
                                         September 30      September 30       December 31
                                             1997              1997              1996
                                        -------------     -------------     --------------
                                         (Unaudited)       (Unaudited)
ASSETS
Current Assets
     Cash and equivalents               $ 127,356,525     $  15,806,525     $   22,480,082
     Accounts receivable                   22,446,050        22,446,050          9,651,884
     Inventories                           18,899,308        18,899,308         10,657,412
     Other current assets                   7,050,102         7,050,102          3,533,615
                                        -------------     -------------     --------------
         Total Current Assets             175,751,985        64,201,985         46,322,993
Property and equipment                      4,287,107         4,287,107          2,657,661
Intangible assets                          29,370,323        29,370,323          9,526,140
Technology licenses                           903,787           903,787            907,489
Debt issuance costs                         4,090,667           640,667            109,569
Other assets                                2,035,152         2,035,152          1,212,114
                                        -------------     -------------     --------------
         Total  Assets                  $ 216,439,021     $ 101,439,021     $   60,735,966
                                        =============     =============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term debt                     $      65,308     $      65,308     $      ---
    Accounts payable                        6,902,041         6,902,041          3,756,722
    Accrued payroll and benefits            3,073,261         3,073,261          1,605,840
    CIS purchase price payable              3,500,000         3,500,000            ---
    Other accrued liabilities               1,550,021         1,550,021          2,999,187
                                        -------------     -------------     --------------
         Total Current Liabilities         15,090,631        15,090,631          8,361,749
Long-term debt                            115,301,263           301,263            ---
                                        -------------     -------------     --------------
         Total Liabilities                130,391,894        15,391,894          8,361,749
                                        -------------     -------------     --------------

Stockholders' Equity
    Common stock                              191,857           191,857            163,285
    Capital in excess of par value         81,178,442        81,178,442         58,517,279
    Note receivable from affiliate            ---               ---               (571,634)
    Retained earnings (deficit)             4,676,828         4,676,828         (5,734,713)
                                        -------------     -------------     --------------
         Total Stockholders' Equity        86,047,127        86,047,127         52,374,217
                                        -------------     -------------     --------------
         Total Liabilities and
         Stockholders' Equity           $ 216,439,021     $ 101,439,021     $   60,735,966
                                        =============     =============     ==============




The accompanying notes are an integral part of these consolidated financial statements.

                                        1

World Access, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)


                                       Three Months Ended September 30   Nine Months Ended September 30
                                       -------------------------------   ------------------------------
                                            1997             1996             1997             1996
                                       -------------    -------------    -------------    -------------
Sales of products                      $  21,184,617    $   8,125,467    $  56,098,923    $  24,161,765
Service revenues                           6,268,516        4,293,899       15,621,712       12,213,764
                                       -------------    -------------    -------------    -------------
        Total Sales                       27,453,133       12,419,366       71,720,635       36,375,529

Cost of products sold                     12,315,911        4,810,170       33,810,721       15,621,931
Cost of services                           4,742,527        3,591,677       12,831,790       10,547,681
                                       -------------    -------------    -------------    -------------
        Total Cost of Sales               17,058,438        8,401,847       46,642,511       26,169,612
                                       -------------    -------------    -------------    -------------

        Gross Profit                      10,394,695        4,017,519       25,078,124       10,205,917

Engineering and development                  605,220          242,983        1,350,225          618,001
Selling, general
  and administrative                       2,507,714        1,678,647        6,860,228        4,368,365
Amortization of goodwill                     545,632          141,962        1,210,167          364,306
                                       -------------    -------------    -------------    -------------
        Operating Income                   6,736,129        1,953,927       15,657,504        4,855,245

Interest and other income                    246,049           24,700          834,595          182,785
Interest and other expense                   (45,315)        (101,360)         (94,558)        (308,592)
                                       -------------    -------------    -------------    -------------
        Income Before Income Taxes         6,936,863        1,877,267       16,397,541        4,729,438

Income taxes                               2,566,000          233,930        5,986,000          458,030
                                       -------------    -------------    -------------    -------------
        Net Income                     $   4,370,863    $   1,643,337    $  10,411,541    $   4,271,408
                                       =============    =============    =============    =============

Net Income Per Common Share:
        Primary                        $         .22    $         .12    $         .56     $        .31
                                       =============    =============    =============    =============
        Assuming Full Dilution         $         .22    $         .12    $         .55     $        .31
                                       =============    =============    =============    =============


Weighted Average Shares Outstanding:
        Primary                           19,599,538       13,835,374       18,561,230       13,694,591
                                       =============    =============    =============    =============
        Assuming Full Dilution            20,224,016       13,835,374       19,075,743       13,694,591
                                       =============    =============    =============    =============






The accompanying notes are an integral part of these consolidated financial statements.

                                                      2

World Access, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)


                                                           Capital in          Note
                                            Common         Excess of        Receivable         Retained
                                            Stock          Par Value      from Affiliate       Earnings            Total
                                         ------------    -------------    --------------    --------------    -------------
Balance at January 1, 1997               $    163,285    $  58,517,279    $    (571,634)    $  (5,734,713)    $  52,374,217

Net income                                                                                     10,411,541        10,411,541

Issuance of 1,285,884 shares for
  CIS acquisition                              12,859        2,580,215                                            2,593,074

Release of 304,615 shares from
  escrow for CIS acquisition                                 3,021,345                                            3,021,345

Issuance of 393,304 shares for
  Galaxy acquisition                            3,933        4,494,159                                            4,498,092

Release of 159,327 shares from
  escrow for AIT acquisition                                   892,231                                              892,231

Issuance of 121,182 shares for
  AIT acquisition                               1,212        2,168,788                                            2,170,000

Repayment of loan by affiliate                                                  571,634                             571,634

Issuance of 1,051,113 shares for
  stock options and warrants                   10,511        3,967,469                                            3,977,980

Tax benefit from exercises of stock
  options and warrants                                       5,468,000                                            5,468,000

Issuance of 5,681 shares for matching
  contribution to 401K plan                        57           68,956                                               69,013
                                         ------------    -------------    --------------    --------------    -------------
Balance at September 30, 1997            $    191,857    $  81,178,442    $      ---        $   4,676,828     $  86,047,127
                                         ============    =============    ==============    ==============    =============




The accompanying notes are an integral part of these consolidated financial statements.

                                                               3

World Access, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

                                                             Nine Months Ended September 30
                                                                 1997              1996
                                                            -------------      ------------
Cash Flows From Operating Activities:
Net income                                                  $  10,411,541      $  4,271,408
Adjustments to reconcile net income to net cash from
  (used by) operating activities:
     Depreciation and amortization                              1,977,681           996,495
     Income tax benefit from stock options exercised            5,468,000            ---
     Provision for inventory reserves                             353,002           148,150
     Provision for bad debts                                      142,755           117,356
     Common stock contributed to 401k plan                         69,013            25,261
     Changes in operating assets and liabilities,
        net of effects from businesses acquired:
          Accounts receivable                                 (10,950,072)        1,158,614
          Inventories                                          (8,427,898)       (6,394,590)
          Accounts payable                                      1,875,824           491,569
          Other assets and liabilities                         (5,040,398)          674,865
                                                            -------------      ------------
      Net Cash From (Used By) Operating Activities             (4,120,552)        1,489,128
                                                            -------------      ------------

Cash Flows From Investing Activities:
Acquisitions of businesses                                     (5,294,398)         (583,621)
Repayments of loan by affiliate                                 1,165,000           833,022
Expenditures for property and equipment                        (1,856,681)         (848,832)
Technology licenses                                               (21,898)         (531,733)
                                                            -------------      ------------
      Net Cash Used By Investing Activities                    (6,007,977)       (1,131,164)
                                                            -------------      ------------

Cash Flows From Financing Activities:
Repayments of short-term borrowings                              (567,867)       (4,935,220)
Proceeds from exercise of stock warrants and options            3,977,981         4,113,398
Issuance of long-term debt for capital leases                     359,015            ---
Long-term debt repayments                                          ---             (325,000)
Debt issuance costs                                              (314,157)           ---
Equity offering costs                                              ---             (313,025)
                                                            -------------      ------------
      Net Cash From (Used By) Financing Activities              3,454,972        (1,459,847)
                                                            -------------      ------------

      Decrease in Cash and Equivalents                         (6,673,557)       (1,101,883)
     Cash and Equivalents at Beginning of Period               22,480,082         1,886,819
                                                            -------------      ------------

     Cash and Equivalents at End of Period                  $  15,806,525      $    784,936
                                                            =============      ============
Supplemental Schedule of Noncash Financing and
     Investing Activities:
Issuance of common stock for businesses acquired            $  13,174,742      $  4,332,130
Reduction in note receivable from affiliate to recognize
      contingent purchase price earned                                              582,500
Conversion of accounts receivable to investment in
      technology license                                                            241,919



The accompanying notes are an integral part of these consolidated financial statements.

                                                  4

                      World Access, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

                               September 30, 1997

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

     The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results of the full year.

     Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1997.

NOTE 2.  PRO FORMA ADJUSTMENTS

     On October 1, 1997, the Company received $97.0 million from the sale of $100.0 million convertible subordinated notes, after the application of the initial purchasers' discount fees. In addition to these notes, the Company granted the initial purchasers an option to purchase up to an additional $15.0 million in notes to cover over-allotments. On October 28, 1997, the initial purchasers exercised the over-allotment option in full and the Company received an additional $14,550,000, after the application of the initial purchasers' discount fees (see "Note 5"). The total discount fees of $3,450,000, along with $550,000 of legal, accounting, printing and other expenses related to the notes offering, are included in Debt issue costs on the September 30, 1997 pro forma balance sheet.

         Since the initial notes issued began trading in the public markets prior to September 30, 1997 and proceeds were received by the Company shortly after September 30, 1997 and prior to the filing of this Report, the pro forma balance sheet as of September 30, 1997 has been presented to assist the readers in understanding the impact of such transaction on the Company's financial position as if the transaction had occurred as of September 30, 1997.

NOTE 3.  ACQUISITIONS

Galaxy Acquisition

         On July 29, 1997, the Company entered into a letter of intent to acquire Galaxy Personal Communications Services, Inc. ("Galaxy") for a combination of cash and Company common stock. Galaxy, based in Norcross, Georgia provides system design, implementation, optimization and other value-added radio engineering and consulting services to PCS, cellular and other wireless telecommunications service providers. On August 26,1997, the transaction was completed in its final form whereby Galaxy was merged with and into Galaxy Acquisition Corp., a wholly-owned subsidiary of the Company (the "Galaxy Merger"). Galaxy Acquisition Corp. subsequently changed its name to Galaxy Personal Communications Services, Inc. In connection with the Galaxy Merger, the former stockholders of Galaxy received approximately $1.2 million in cash and 262,203 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $4.5 million.

         In addition to the 262,203 shares noted above, the former Galaxy stockholders were issued 131,101 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $3.5 million in additional consideration, will be released and paid to the former stockholders of Galaxy contingent upon the realization of predefined levels of pre-tax income from Galaxy's operations during four measurement periods between July 1, 1997 and December 31, 2000.

         The shares placed in escrow were valued by the Company at par value only, or $1,311. Once conditions for release from escrow have been met, the fair market value of the shares as measured at that time, along with any additional consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

         The acquisition of Galaxy has been accounted for using the purchase method of accounting. Accordingly, the results of Galaxy's operations have been included in the accompanying consolidated financial statements from July 1, 1997, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $4.8 million, has been recorded as goodwill and is being amortized over a 15 year period.

CIS Acquisition

     On March 11, 1997, the Company entered into an agreement to acquire Cellular Infrastructure Supply, Inc. ("CIS"), a Burr Ridge, Illinois based provider of new and/or upgraded equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers. On March 27, 1997, the transaction was completed in its final form whereby CIS was merged with and into CIS Acquisition Corp., a wholly-owned subsidiary of the Company (the "CIS Merger"). CIS Acquisition Corp. subsequently changed its name to Cellular Infrastructure Supply, Inc. In connection with the CIS Merger, the three stockholders of CIS received $3.5 million in cash and 440,874 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $2.6 million.

     In addition to the 440,874 shares noted above, the stockholders of CIS were issued 845,010 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $6.5 million in additional consideration, will be released and paid to the stockholders of CIS contingent upon the realization of predefined levels of pre-tax income from CIS's operations during three one-year periods beginning January 1, 1997.

     The shares placed in escrow were valued by the Company at par value only, or $8,450. Once conditions for release from escrow have been met, the fair market value of the shares as measured at that time, along with any additional consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

     The first measurement period for purposes of releasing escrowed shares and paying contingent cash consideration is January 1, 1997 to December 31, 1997. In reviewing CIS's pre-tax income performance as of April 30, 1997, the Company determined that it was highly probable that the conditions for release and payment for this first period would be met. Accordingly, 304,615 escrowed shares were accounted for as if released and $3.5 million in contingent cash payments were accounted for as if paid as of April 30, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $6.5 million at April 30, 1997. These shares will be released and payment will be made to the former stockholders of CIS on February 15, 1998.

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

AIT Contingent Purchase Price Earned

     In May 1995, the Company acquired AIT, Inc. ("AIT"), a provider of new and used Northern Telecom switching systems, add-on frames and related circuit boards to the telecommunications industry. As part of the total consideration paid by the Company, the sole stockholder of AIT was issued 637,308 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $2,330,000 in potential cash payments, were to be released to the sole stockholder over a two year period ending June 30, 1997 contingent upon the realization of predefined levels of gross profit from AIT's operations during this same period. To the extent cash consideration is paid, the sole stockholder will immediately be required to repay the equivalent amount of borrowings outstanding under a promissory note entered into with the Company in connection with the acquisition. In addition, the sole stockholder of AIT was eligible to receive an additional $3.1 million in purchase price if AIT achieved predefined levels of pre-tax income during the periods of May 17, 1995 to June 30, 1996 and July 1, 1996 to June 30, 1997.

     As of September 30, 1997, the Company had released all 637,308 shares from escrow and paid additional cash consideration of $2,330,000 based on AIT's gross profit performance. Based on AIT's pre-tax income performance, an additional $3.1 million in purchase price was paid to the sole stockholder in August 1997 in the form of 121,182 restricted shares of the Company's common stock. The net effect of the above has been to increase goodwill and stockholders' equity by approximately $8.0 million as of September 30, 1997.

     As part of a final purchase price settlement agreement entered into in August 1997, the sole stockholder of AIT has pledged 280,509 shares of the Company common stock to the Company to effectively guarantee the collectibility of certain AIT accounts receivables, the utilization of certain AIT inventories and compliance with the sole stockholder's existing non-compete agreement.

Pro Forma Results of Operations

     On a pro forma, unaudited basis, as if the acquisition of CIS had occurred as of January 1, 1996, total sales, operating income, net income and net income per common share for the nine months ended September 30, 1996 would have been approximately $44,058,000, $6,737,000, $5,181,000 and $.36, respectively.

     These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the CIS acquisition been in effect on the date indicated.


NOTE 4. INVENTORIES

Inventories consist of the following:

                                                 September 30      December 31
                                                     1997              1996
                                                -------------     -------------

Telecom systems, frames and circuit boards      $  11,796,000     $   6,903,000
Electronic components                               4,307,000         2,539,000
Pay telephone parts                                   898,000           494,000
Work in progress                                    1,000,000           438,000
Other finished goods                                  898,000           283,000
                                                -------------     -------------
                                                $  18,899,000     $  10,657,000
                                                =============     =============



NOTE 5.  DEBT

     On October 1, 1997, the Company sold $100.0 million in aggregate principal amount of convertible subordinated notes (the "Notes") under Rule 144A of the Securities Act of 1933. The Notes bear interest at the rate of 4.5% per annum, are convertible into Company common stock at an initial price of $37.03 per share and mature on October 1, 2002. The Notes are not redeemable by the Company prior to October 1, 2000. Interest on the Notes is payable on April 1 and October 1 of each year, commencing on April 1, 1998. The Notes are general unsecured obligations of the Company and are subordinate in right of payment to all existing and future senior indebtedness. The Company received $97.0 million from the sale of the Notes, after the application of the initial purchasers' discount fees. Additional expenses incurred by the Company in connection with this offering were estimated at $550,000 and are included in Debt issuance costs on the September 30, 1997 balance sheet.

     In addition to the Notes sold on October 1, 1997, the Company granted the initial purchasers an option to purchase up to an additional $15.0 million in Notes to cover over-allotments. On October 28, 1997, the initial purchasers exercised the over-allotment option in full.

     The Company has a $10 million revolving line of credit with a large European bank. As of September 30, 1997, the Company had no borrowings outstanding under the line. The bank agreement, which expires in March 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus
2 1/2 %, at the option of the Company.


NOTE 6.  EARNINGS PER SHARE

     The computation of earnings per share is based on the weighted average number of outstanding common shares during the period plus, when their effect is dilutive, common stock equivalents consisting of shares subject to stock options and warrants. A total of approximately 1,073,000 common shares held in escrow from certain acquisitions and a license agreement have been excluded from the earnings per share calculations for the three and nine months ended September 30, 1997 because the conditions for release of shares from escrow have not been satisfied.

     Effective December 27, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share." At that time, the Company will be required to change the method currently used to calculate earnings per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share, from which the dilutive effect of stock options and warrants will be excluded. The basic earnings per share are expected to reflect increases of $.03 and $.01 per share for the three month periods ended September 30, 1997 and 1996, respectively, and $.06 and $.04 per share for the nine month periods ended September 30, 1997 and 1996, respectively.

     Common stock issued and outstanding at September 30, 1997 and December 31, 1996 was 19,185,677 and 16,328,513 shares, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company develops, manufactures, and markets wireline and wireless switching, transport and access products primarily for the United States, Caribbean Basin and Latin American telecommunications markets. The products offered by the Company include those manufactured by the Company as well as those manufactured by other telecommunications equipment manufacturers. To support and complement its product sales, the Company also provides its customers with a broad range of design, engineering, manufacturing, testing, installation, repair and other value-added services.

     During 1995 and 1996, the Company completed strategic and financial restructuring programs to strengthen its management team, reposition the Company as a provider of telecommunications products, improve its financial position, reduce its operating costs and position the Company for future growth. These programs were undertaken following the significant losses incurred by the Company in the early 1990s, primarily due to a discontinued smart pay phone business, and to take advantage of the significant growth opportunities within the Company's existing customer base and related markets. In November 1994, the Company started to rebuild its management team and change its strategic focus. The Company strengthened its management team by appointing a new Chief Executive Officer and by recruiting and hiring a new President and Chief Operating Officer, Executive Vice President of Business Development and experienced product development and manufacturing professionals. These individuals, together with other key managers recruited into the Company, brought significant experience in manufacturing and marketing telecommunications equipment to the Company.

     The Company acquired three businesses in an effort to broaden its line of switching, transport and access products, enhance its product development capabilities and strengthen its technical base. Effective May 1995, the Company acquired AIT, a full service provider of Northern Telecom switching systems, add-on frames and related circuit boards; effective October 1995, the Company acquired Westec Communications Inc., ("Westec") a provider of wireless products and services primarily to the cable television industry; and effective January 1996, the Company acquired Sunrise Sierra, Inc., ("Sunrise") a manufacturer of intelligent transport and access products.

     In January 1997, the Company acquired CIS, a provider of equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers. In August 1997, the Company acquired Galaxy, a firm of approximately 30 RF engineers that provide system design, implementation, optimization and other value-added radio engineering and consulting services to the same wireless service markets. The markets served by CIS and Galaxy complement the Company's traditional telephone service provider and private network operator markets. These two acquisitions, which are expected to provide the Company with new cross-selling opportunities, also strengthened the Company's ability to provide complete telecommunications network solutions to its customers.

     The Company realized significant improvements in its sales and operating results since 1994 as a result of the acquisitions and internal growth initiatives. The Company's total sales increased by 97.2% in 1995 and 69.2% in 1996. Total sales for the first nine months of 1997 increased by 85.8% over the last nine months of 1996. As the Company increased its product sales from 18.2% of total sales in 1994 to 78.2% in the first nine months of 1997, its gross profit margin increased from 12.9% in 1994 to 21.1% in 1995, 29.4% in 1996 and 35.0% in the first nine months of 1997. As a percentage of total sales, the Company's operating income (loss) increased from (8.5%) in 1994 to 5.0% in 1995, 14.4% in 1996 and 21.8% in the first nine months of 1997. Management will continue to seek further improvements in gross profit margin over time as the Company's product offerings include more internally developed, acquired and licensed products containing proprietary technology.

     Since January 1, 1995, the Company has significantly strengthened its balance sheet through improved operating results, a $26.2 million secondary public equity offering, a private equity offering and stock warrant exercises that generated approximately $10 million in new capital, and a five-year $10 million credit facility. In September and October 1997, the Company sold $115 million in aggregate amount of convertible subordinated notes which netted the Company approximately $111.6 in cash proceeds.

     The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth. The Company's working capital and stockholders' equity have increased from $2.3 million and $1.2 million, respectively, at December 31, 1994 to $160.7 million and $86.0 million, respectively, on a pro forma basis as if the sale of the convertible subordinated notes was completed at September 30, 1997.

Results of Operations

         The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of total revenues:

                                    Three Months Ended    Nine Months Ended
                                       September 30          September 30
                                    ------------------    ------------------

                                      1997       1996       1997      1996
                                    -------    -------    -------   --------

Sales of products                     77.2%      65.4%      78.2%      66.4%
Service revenues                      22.8       34.6       21.8       33.6
                                    -------    -------    -------   --------
     Total sales                     100.0      100.0      100.0      100.0

Cost of products sold                 44.9       38.7       47.1       42.9
Cost of services                      17.2       29.0       17.9       29.0
                                    -------    -------    -------   --------
     Total cost of sales              62.1       67.7       65.0       71.9
                                    -------    -------    -------   --------

     Gross profit                     37.9       32.3       35.0       28.1

Engineering and development            2.2        2.0        1.9        1.7
Selling, general and administrative    9.2       13.5        9.6       12.0
Amortization of goodwill               2.0        1.1        1.7        1.1
                                    -------    -------    -------   --------
     Operating income                 24.5       15.7       21.8       13.3

Interest and other income              0.9        0.2        1.2        0.5

Interest and other expense            (0.1)      (0.8)      (0.1)      (0.8)
                                    -------    -------    -------   --------

    Income before income taxes        25.3       15.1       22.9       13.0

Income taxes                           9.4        1.9        8.4        1.3
                                    -------    -------    -------   --------

   Net income                         15.9%      13.2%      14.5%      11.7%
                                    =======    =======    =======   ========





Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

         Sales. Total sales increased $15.1 million, or 121.1%, to $27.5 million in the third quarter of 1997 from $12.4 million in the third quarter of 1996. The percentage of product sales to total sales increased to 77.2% in the third quarter of 1997 from 65.4% in the third quarter of 1996.

         Product sales increased $13.1 million, or 160.7%, to $21.2 million in the third quarter of 1997 from $8.1 in the third quarter of 1996. The increase related to $7.6 million of cellular equipment sold by CIS, which was acquired effective January 1, 1997, an additional $3.6 million of switching products sold by AIT and approximately $1.8 in sales of the Company's new international product, the Compact Digital Exchange (TM) switch ("CDX").

         Service revenues increased $2.0 million, or 46.0%, to $6.3 million in the third quarter of 1997 from $4.3 in the third quarter of 1996. The increase related to an additional $1.5 million in pay telephone refurbishment revenues and $1.1 million of revenues from Galaxy, which was acquired effective July 1, 1997. The increase was offset by a decline in electronic manufacturing revenues resulting from a strategic decision to begin utilizing the Company's manufacturing capacity for new World Access products rather than service outside contract manufacturing customers.

         Gross Profit. Gross profit increased $6.4 million, or 158.7%, to $10.4 million in the third quarter of 1997 from $4.0 million in the third quarter of 1996. Gross profit margin increased to 37.9% in the third quarter of 1997 from 32.3% in the third quarter of 1996. The improved performance resulted from the 121.1% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

     Gross profit margin on products sold increased to 41.9 % in the third quarter of 1997 from 40.8% in the third quarter of 1996. The improved margin performance relates to the $7.6 million of cellular and PCS products sold by CIS, the $3.6 million increase in switching products sold by AIT and the sale of the new international CDX.

     Gross profit margin on service revenues increased to 24.3% in the third quarter of 1997 from 16.4% in the third quarter of 1996. The increase is due to $1.1 million of revenues from Galaxy, which was acquired effective July 1, 1997. Gross margins related to the services provided by Galaxy are approximately two times those of the Company's other service businesses.

         Engineering and Development. Engineering and development expenses increased $362,000, or 149.1%, to $605,000 in the third quarter of 1997 from $243,000 in the third quarter of 1996. The increase in expenses was attributable to the formation of a corporate product development function during the third quarter of 1996. Despite the increase in total engineering and development expenses, engineering and development expenses increased to only 2.2% of total sales in the third quarter of 1997 from 2.0% of total sales in the third quarter of 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $829,000, or 49.4%, to $2.5 million in the third quarter of 1997 from $1.7 million in the third quarter of 1996. The increase primarily related to expenses associated with the operations of CIS and Galaxy, which were acquired effective January 1, 1997 and July 1, 1997, respectively, the Company's continued expansion of a dedicated international sales and marketing group and corporate business development function and additional incentive compensation expense recorded in 1997 as compared to 1996. As a percentage of total sales, selling, general and administrative expenses decreased to 9.2% in the third quarter of 1997 from 13.5% in the third quarter of 1996.

         Amortization of Goodwill. Amortization of goodwill increased $404,000 to $546,000 in the third quarter of 1997 from $142,000 in the third quarter of 1996, as a result of the goodwill acquired in connection with the CIS and Galaxy acquisitions and contingent purchase price earned by CIS and AIT.

         Operating Income. Operating income increased $4.7 million, or 244.7%, to $6.7 million in the third quarter of 1997 from $2.0 million in the third quarter of 1996. Operating income margin increased to 24.5% in the third quarter of 1997 from 15.7% in the third quarter of 1996.

         Interest and Other Income. Interest and other income increased $221,000, or 896.1%, in the third quarter of 1997 from $25,000 in the third quarter of 1996 due to increased invested cash balances of the Company, resulting primarily from proceeds received from a $26.2 million secondary public equity offering completed in October 1996.

         Interest and Other Expense. Interest and other expense decreased $56,000, or 55.3%, to $45,000 in the third quarter of 1997 from $101,000 in the third quarter of 1996. The decrease is due to the reduction in average debt outstanding during the third quarter of 1997 resulting from the October 1996 repayment of a $3.9 million bank term loan.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

         Sales. Total sales increased $35.3 million, or 97.2%, to $71.7 million in the first nine months of 1997 from $36.4 million in the first nine months of 1996. The percentage of product sales to total sales increased to 78.2% in the first nine months of 1997 from 66.4% in the first nine months of 1996.

         Product sales increased $31.9 million, or 132.2%, to $56.1 million in the first nine months of 1997 from $24.2 million in the first nine months of 1996. The increase related to $23.9 million of cellular equipment sold by CIS, which was acquired effective January 1, 1997, an additional $10.9 million of switching products sold by AIT and approximately $2.3 million in sales of the Company's new international products, the CDX and Wireless Local Loop-2000(TM) system ("WLL-2000"). Product sales for the first nine months of 1996 included approximately $4.7 million in special one-time sales of a distributed product.

         Service revenues increased $3.4 million, or 27.9%, to $15.6 million in the first nine months of 1997 from $12.2 million in the first nine months of 1996. The increase related to an additional $4.5 million in pay telephone refurbishment revenues and $1.1 million of revenues from Galaxy, which was acquired effective July 1, 1997. This increase was offset by a decline in electronic manufacturing revenues resulting from a strategic decision to begin utilizing the Company's manufacturing capacity for new World Access products rather than service outside contract manufacturing customers.

         Gross Profit. Gross profit increased $14.9 million, or 145.7%, to $25.1 million in the first nine months of 1997 from $10.2 million in the first nine months of 1996. Gross profit margin increased to 35.0% in the first nine months of 1997 from 28.1% in the first nine months of 1996. The improved performance resulted from the 97.2% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

         Gross profit margin on products sold increased to 39.7% in the first nine months of 1997 from 35.3% in the first nine months of 1996. The improved margin performance relates to the $23.9 million of cellular and PCS products sold by CIS, the $10.9 million increase in switching products sold by AIT and the sale of the new international CDX and WLL-2000. In addition, the first nine months of 1996 included $4.7 million of distributed product sales which carry margins substantially lower than the Company's other products.

         Gross profit margin on service revenues increased to 17.9% in the first nine months of 1997 from 13.6% in the first nine months of 1996. The increase is due to $1.1 million of revenues from Galaxy, which was acquired effective July 1, 1997. Gross margins related to the services provided by Galaxy are approximately two times those of the Company's other service businesses.

         Engineering and Development. Engineering and development expenses increased $732,000, or 118.5%, to $1.4 million in the first nine months of 1997 from $618,000 in the first nine months of 1996. The increase in expenses was attributable to the formation of a corporate product development function during the third quarter of 1996. Despite the increase in total engineering and development expenses, engineering and development expenses increased to only 1.9% of total sales in the first nine months of 1997 from 1.7% of total sales in the first nine months of 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2,492,000, or 57.0%, in the first nine months of 1997 to $6,860,000 in the first nine months of 1997 from $4,368,000 in the first nine months of 1996. The increase primarily related to expenses associated with the operations of CIS and Galaxy, which were acquired effective January 1, 1997 and July 1, 1997, respectively, and the Company's expansion of a dedicated international sales and marketing group and corporate business development function formed in early 1996. In addition, the Company has recorded approximately $900,000 of incentive compensation expense in the first nine months of 1997 as compared to $200,000 in the first nine months of 1996. As a percentage of total sales, selling, general and administrative expenses decreased to 9.6% in the first nine months of 1997 from 12.0 in the first nine months of 1996.

         Amortization of Goodwill. Amortization of goodwill increased $846,000 to $1.2 million in the first nine months of 1997 from $364,000 in the first nine months of 1996, as a result of the goodwill acquired in connection with the CIS and Galaxy acquisitions and contingent purchase price earned by CIS and AIT.

         Operating Income. Operating income increased $10.8 million, or 222.5%, to $15.7 million in the first nine months of 1997 from $4.9 million in the first nine months of 1996. Operating income margin increased to 21.8% in the first nine months of 1997 from 13.3% in the first nine months of 1996.

         Interest and Other Income. Interest and other income increased $652,000, or 356.6%, to $835,000 in the first nine months of 1997 from $183,000 in the first nine months of 1996 due to increased invested cash balances of the Company, resulting primarily from proceeds received from a $26.2 million secondary public equity offering completed in October 1996.

         Interest and Other Expense. Interest and other expense decreased $214,000, or 69.4%, to $95,000 in the first nine months of 1997 from $309,000 in the first nine months of 1996. The decrease is due to the reduction in average debt outstanding during the second quarter of 1997 resulting from the October 1996 repayment of a $3.9 million bank term loan.



Liquidity and Capital Resources

Overview

         Cash management is a key element of the Company's operating philosophy and future strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased product development, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. The 1997 Salary Incentive Program discussed below is another example of the Company's efforts to effectively manage its cash position as cash payments related to certain salary costs are not made until sufficient pre-tax profits and accompanying cash flow are generated by the Company. In October 1997, the Company received net cash proceeds of approximately $111.6 million from the sale of convertible subordinated notes. As of the date of this Report, the Company has approximately $123.0 million of cash and equivalents and $10.0 million available under its credit line to support its working capital requirements and strategic growth initiatives.


Operating Activities

     Cash used by operating activities was $4.1 million in the first nine months of 1997 as compared to cash provided from operations of $1.5 million in the first nine months of 1996. The increase use of cash in 1997 resulted from the Company's need to finance increased accounts receivable and inventories to support its growth.

     Accounts receivable increased $12.7 million, or 132.6%, to $22.4 at September 30, 1997 from $9.7 million at December 31, 1996. This was due to the acquisitions of CIS and Galaxy and increased sales activity at the Company, ie. third quarter 1997 sales of $27.5 million as compared to fourth quarter 1996 sales of $14.6 million. Average days sales outstanding at September 30, 1997 were approximately 74 days as compared to 50 days at December 31, 1996. The increased days is primarily due to extended terms granted certain switching products customers.

     Inventories increased $8.2 million, or 77.3%, to $18.9 million at September 30, 1997 from $10.7 million at December 31, 1996. This increase is due to the acquisition of CIS, a planned build-up of AIT inventories to support the increased demand for its switching products and inventories required to support the roll out of the Company's new products, including the CDX, WLL-2000 and the WX-5501 line card.

Investing Activities

     Cash used by investing activities (primarily for the acquisitions of businesses and technology licenses, manufacturing and test equipment and computer networking equipment) was $6.0 million in the first nine months of 1997 as compared to $1.1 million in the first nine months of 1996.

     Between May 1995 and July 1997, the Company completed five acquisitions, which were designed to bring new wireline and wireless switching, transport and access products and technology into the Company as well as strengthen the Company's ability to provide complete telecommunications network solutions to its customers. All of the acquisitions were relatively similar in structure in that the former owners received initial consideration consisting of a combination of Company common stock and cash, as well as contingent consideration tied to the future profitability of the ongoing business. The majority of the contingent consideration may be paid, at the option of the Company, in the form of common stock valued at its then-current market price. At the time it becomes highly probable that contingent consideration will be earned, the fair market value is measured and recorded on the Company's balance sheet as additional goodwill and stockholders' equity. See Note 3 to the Consolidated financial statements.

     Through September 30, 1997, the Company has paid approximately $6.5 million in cash consideration in connection with five acquisitions, including $500,000 (net of $700,000 held by Galaxy on its effective date of acquisition) for the Galaxy acquisition during the third quarter of 1997, $3.5 million for the CIS acquisition in early 1997 and $2.3 million in contingent consideration paid to the former stockholder of AIT ($1.2 million paid in 1997). The impact of these payments on the Company's cash position has been partially offset by the addition of $805,000 in cash owned by Sunrise on its effective date of acquisition.

     In addition to the $1.2 million in cash and 262,203 shares of common stock issued up front, with an initial value of approximately $4.5 million, the stockholders of Galaxy were issued 131,101 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and together with $3.5 million in additional consideration, will be released and paid to the stockholders of Galaxy contingent upon the realization of predefined levels of pre-tax income from Galaxy's operations during four periods beginning July 1, 1997.

     In addition to the $3.5 million in cash and 440,874 shares of common stock issued up front, with an initial fair value of approximately $2.5 million, the stockholders of CIS were issued 845,010 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $6.5 million in additional purchase price, will be released and paid to the stockholders of CIS contingent upon the realization of predefined levels of pre-tax income from CIS's operations during three one-year periods beginning January 1, 1997.

     The first measurement period for purposes of releasing escrowed shares and paying contingent cash consideration is January 1, 1997 to December 31, 1997. In reviewing CIS's pre-tax income performance as of April 30, 1997, the Company determined that it was highly probable that the conditions for release and payment for this first period would be met. Accordingly, 304,615 escrowed shares were accounted for as if released and $3.5 million in contingent cash payments were accounted for as if paid as of April 30, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $6.5 million at April 30, 1997. These shares will be released and payment will be made to the former stockholders of CIS on February 15, 1998.

     During the first nine months of 1997 and 1996, the Company invested $1.9 million and $849,000, respectively, in capital expenditures. These expenditures were primarily used for new manufacturing and test equipment, computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of the acquisitions, and facility improvements required in connection with Company's growth.

     In July 1996, the Company entered into a long-term technology license agreement with International Communications Technologies, Inc. ("ICT") and Eagle Telephonics, Inc. ("Eagle") to manufacture, market and sell the CDX, a new modular, digital central office switch originally developed by Eagle. As consideration for this license, the Company paid Eagle $250,000 in cash and agreed to provide $450,000 of manufacturing services. In addition, The Company agreed to pay ICT certain royalties based on future sales of the switch by the Company.


Financing Activities

          Cash provided from financing activities was $3.5 million in the first nine months of 1997 as compared to cash used by financing activities of $1.5 million in the first nine months of 1996.

         During the first nine months of 1997 and 1996, the Company has received approximately $4.0 million and $4.1 million, respectively, in proceeds from the exercise of previously issued stock options and warrants by the Company's directors and employees.

          During the first nine months of 1997 and 1996, the Company made approximately $568,000 and $4.9 million, respectively, in net short-term debt repayments. As of September 30, 1997, there were no amounts outstanding on the Company's line of credit.

     During October 1997, the Company sold $115.0 million in aggregate principal amount of convertible subordinated notes (the "notes") under Rule 144A of the Securities Act of 1933. The notes bear interest at the rate of 4.5% per annum, are convertible into Company common stock at an initial price of $37.03 per share and mature on October 1, 2002. The notes are not redeemable by the Company prior to October 1, 2000. Interest on the notes is payable on April 1 and October 1 of each year, commencing on April 1, 1998. The notes are general unsecured obligations of the Company and will be subordinate in right of payment to all existing and future senior indebtedness. The Company received $111.6 million from the sale of the notes, after the application of the initial purchasers' discount fees. Additional expenses incurred by the Company in connection with this offering were estimated at $550,000 and are included in Debt issue costs on the September 30, 1997 consolidated balance sheet.

Income Taxes

     As of December 31, 1996, the Company had approximately $4.0 million in tax net operating loss carryforwards available to reduce future taxable income through the year 2010, all of which will be utilized during 1997 to reduce taxable income realized by the Company. In addition, the Company has capital loss carryforwards of approximately $1.2 million expiring in 1998.

         As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company has realized a federal income tax benefit of approximately $5.5 million for the nine months ended September 30, 1997. Although this benefit does not have any effect on the Company's provision for income tax expense for 1997, it represents a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value. Based upon the $5.5 million tax benefit derived from the exercises of non-qualified options and warrants as of September 30, 1997 and the remaining $4.0 million tax net operating loss carryforward available, the Company expects to pay little or no federal income taxes for the year ended December 31, 1997.


Salary Incentive Program

     In December 1996, the Company implemented a voluntary salary reduction program designed to improve the Company's cash flow during 1997, further align the objectives of the Company's management and salaried employees with those of the Company's stockholders and potentially provide the Company with significant future tax deductions. Under the program, 72 exempt salaried employees agreed to forego $826,038 of their 1997 compensation in exchange for 413,019 non-qualified options to purchase shares of the Company's common stock at $8.00 per share, its then-current market value (i.e., one stock option for every $2 of compensation). The vesting is tied to the Company meeting specific operational objectives in 1997, including the Company achieving pre-defined levels of internal sales growth, ISO 9002 certification and specific cash management objectives, as well as the installation of certain upgraded information systems.

     Under the 1997 program, employees could participate to a maximum level of 50% of their 1997 salaries. The Company's Chairman, President and Chief Financial Officer each elected to forego 50% of their salary under this program. This program also provides that if certain levels of pre-tax income before special charges are achieved for 1997, a partial or full repayment of salaries will be made. Full repayment is based on the Company realizing $23.4 million of pre-tax income during 1997, a $15.9 million or approximately 211.0% increase over 1996 actual pre-tax income. Compensation expense related to this program will be recorded in 1997 when it becomes highly probable a repayment will be earned. In connection with the Company's pre-tax income performance in the first nine months of 1997, a $620,000 expense was recorded for the prorata portion of the potential repayment of 1997 salaries under this program. The related liability is included in Accrued payroll and benefits on the Company's September 30, 1997 balance sheet.

 Summary

     The Company's improved operating performance and completion of the recent sale convertible subordinated notes has significantly enhanced its financial strength and improved its liquidity. As of the date of this Report, the Company has no bank debt, approximately $123.0 million of cash and a $10 million revolving line of credit available. Management believes that the Company has sufficient financial resources to support its working capital requirements and business plans for at least the next 12 months.

Item 2.      Changes in Securities

         On October 1, 1997, the Company completed the sale of $100,000,000 aggregate principal amount of its 4.5% convertible subordinated notes due
October 1, 2002 (the "Notes") to BT Alex. Brown Incorporated and Prudential Securities Incorporated (collectively, the "Initial Purchasers") pursuant to that certain Purchase Agreement by and between the Company and the Initial
Purchasers dated as of September 26, 1997 (the "Purchase Agreement"), at a purchase price of 97% of the aggregate principal amount of the Notes, representing an aggregate discount of $3,000,000 to the Initial Purchasers. Under the terms of the Purchase Agreement, the Company granted the Initial Purchasers an option exercisable for 30 days to purchase up to an aggregate of $15,000,000 additional principal amount of Notes to cover over-allotments, if any. The Initial Purchasers exercised this option in full, and on October 28, 1997, the Company sold an additional $15,000,000 in principal amount of the Notes to the Initial Purchasers. The Notes are convertible into shares of Common Stock at a conversion price of $37.03125 per share, subject to adjustment (the "Conversion Price").

         The Notes were issued pursuant to an Indenture dated as of October 1, 1997 by and between the Company and First Union National Bank, as trustee (the "Indenture"). The Notes bear interest at the rate of 4.5% per annum and mature on October 1, 2002. The Notes are convertible into Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at the Conversion Price. The Notes are unsecured and subordinated  in right of payment  in full to all  existing  and  future  Senior
Indebtedness (as defined in the Indenture) of the Company. If a Change of Control (as defined in the Indenture) of the Company occurs, each holder of Notes may require the Company to repurchase all or a portion of such holder's Notes at 100% of the principal amount thereof, together with accrued interest to the repurchase date. The Notes are redeemable by the Company any time after October 1, 2000.

         The sale of the Notes to the Initial Purchasers was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided by Section 4(2) of the Securities Act. The Initial Purchasers resold a portion of the Notes in the United States to certain "qualified institutional buyers" pursuant to Rule 144A under the Securities Act and a portion of the Notes outside of the United States to "non-U.S. persons" in reliance on Regulation S under the Securities Act.

Item 3.      Quantitative and Qualitative Disclosures about Market Risk

         Not Applicable

PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1     Financial Data Schedule





(b)      Reports on Form 8-K

         On September 19, 1997, the Company filed a Report on Form 8-K, announcing that it was pursuing a private placement of $100 million aggregate principal amount of convertible subordinated notes. On October 8, 1997, the Company filed a Report on Form 8-K, announcing that it had sold $100 million aggregate principal amount of convertible subordinated notes.











                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               WORLD ACCESS, INC.



                                             By:   /s/ Mark A. Gergel
                                                   ----------------------------
                                                   Mark A. Gergel
                                                   Executive Vice President and
                                                   Chief Financial Officer

Dated:  November 13, 1997