Form 10-K
period 1997-12-31
WORLD ACCESS INC
filed 1998-04-15
CIK 876279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington. D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________to__________


                         Commission File Number 0-19998


                               WORLD ACCESS, INC.
             (Exact Name of Registrant as Specified in its Charter)

        DELAWARE                                         65-0044209
(State of Incorporation)                    (I.R.S. Employer Identification No.)

       945 East Paces Ferry Road
     Suite 2240, Atlanta, GA 30326                            30326
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

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       As of April 13, 1998 there were 21,500,280 shares of Common Stock outstanding. The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of April 13, 1998, as based on the average closing bid and ask prices, was approximately $605,240,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated into Part III.

                               WORLD ACCESS, INC.

                             Form 10-K Annual Report


                                TABLE OF CONTENTS

                                                                           Page
         PART I                                                           Number

           Item 1     Business............................................... 3
           Item 2     Properties.............................................10
           Item 3     Legal Proceedings......................................10
           Item 4     Submission of Matters to a Vote of Security Holders....11
           Item 4.5   Executive Officers of the Registrant...................11

         PART II

           Item 5     Market for Registrant's Common Equity and Related
                      Stockholder Matters....................................12
           Item 6     Selected Financial Data................................13
           Item 7     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................14
           Item 7A    Quantitative and Qualitative Disclosures
                      About Market Risk......................................23
           Item 8     Financial Statements...................................24
           Item 9     Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure.................45
         PART III

           Item 10    Directors and Executive Officers of the
                      Registrant.............................................45
           Item 11    Executive Compensation.................................45
           Item 12    Security Ownership of Certain  Beneficial Owners
                      and Management.........................................45
           Item 13    Certain Relationships and Related Transactions.........45

         PART IV

           Item 14    Exhibits, Financial Statement Schedules, and
                      Reports on Form 8-K....................................46

FORWARD LOOKING STATEMENTS

         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, the Company's dependence on recently introduced products and products under development, successful integration of new acquisitions, competition and the impact of technological change on the Company's products. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

ITEM 1 - BUSINESS

Overview

         The Company develops, manufactures and markets wireline and wireless switching, transport and access products for the global telecommunications markets. The Company's products allow telecommunications service providers to build and upgrade their central office and outside plant networks in order to provide a wide array of voice, data and video services to their business and residential customers. The Company offers digital switches, billing and network telemanagment systems, cellular base stations, fixed wireless local loop systems, intelligent multiplexers, microwave and millimeterwave radio systems and other telecommunications network products. The products offered by the Company include those manufactured by the Company as well as those manufactured by other telecommunications equipment companies. To support and complement its product sales, the Company also provides its customers with a broad range of design, engineering, manufacturing, testing, installation, repair and other value-added services.

Industry Background

         The  global  telecommunications   industry  has  undergone  significant
transformation and growth in recent years due to continued domestic deregulation, technological innovation and growth in international markets. In addition, business and residential demand for voice, data and video services has increased the need for additional systems capacity and network bandwidth to accommodate the provision of such services by telecommunications providers. The Company believes that these market forces will intensify in the foreseeable future and that an increased number of telecommunications service providers, the availability of new services and strong international demand for the deployment of basic telephone service will provide the Company with extensive opportunities to sell its wireline and wireless switching, transport and access products in the United States and in international markets.

         Domestic Deregulation. The number of telecommunications service providers continues to increase as a result of the federal and state deregulation of the United States telecommunications industry. Changes in federal and state regulations have created the opportunity for a number of new network operators to enter the market and have fostered competition between both new and established network operators. The Telecommunications Act of 1996 permits local and long distance telecommunications companies, cable television companies and electric utility companies, subject to certain conditions designed to facilitate local exchange competition, to compete with each other to provide local and long distance telephony, data and video services. This Act has also contributed to an increasing number of mergers and acquisitions among large telecommunications service providers. As a result, certain providers have changed key network technology already in place to optimize efficiency and network compatibility.

         To accommodate the demand for enhanced wireless services, the Federal Communications Commission (the "FCC") auctioned additional spectrum licenses for wireless communications in recent years, potentially increasing the number of operators competing in each metropolitan statistical area from two to eight. In addition, the FCC has announced plans to auction additional spectrum in the future. Changes in FCC and certain state public utility commission regulations governing interconnections have created opportunities for the Regional Bell Operating Companies ("RBOCS") and other local exchange carriers to provide services in markets and geographic regions in which they traditionally have been prohibited. In addition, such changes have allowed local exchange carriers, inter-exchange carriers, competitive access providers, cable television companies and other telecommunications service providers to enter these same markets and regions. The Company believes that the Telecommunications Act of 1996, together with FCC and other government initiatives, will increase the demand for telecommunications systems and services as network operators respond to the changing competitive environment by constructing new or enhancing existing networks and increasing the available bandwidth to meet customer demand for voice, data and video services.

         Technological Innovation. In recent years, there have been a number of significant developments relating to telecommunications technology, including the continuing miniaturization of large scale integrated circuits, the development of lower cost, higher capacity memory devices and microprocessors and new network protocols such as spread spectrum Code Division Multiple Access ("CDMA"), which are now available to offer improved performance and increased security. These developments have lowered the cost of delivering multifunctional services combining voice, data and video. In addition, new low cost, modular, software-driven products (so-called "intelligent" products) can be readily upgraded to provide additional revenue generating features such as call waiting, call forwarding and caller-ID without having to undertake costly hardware replacement. Moreover, the increasing use of wireless systems and technology permits the more rapid deployment of telecommunications systems at lower costs than traditional wireline networks.

         These technological advances make it possible for products to facilitate the delivery of telecommunications services and create new network configuration options. For example, Integrated Services Digital Network ("ISDN") service allows for the dynamic allocation of bandwidth between, and simultaneous transmission of, any combination of voice, data and video, and individual call set-up permits users to easily designate and change the service configuration. Other new advanced technologies include Asymmetrical Digital Subscriber Line ("ADSL"), a communications technology which permits the transmission of information at rates up to 50 megabits per second over existing copper wires, and High-Speed Digital Subscriber Line ("HDSL"), a communications technology which permits the digital transmission of information over longer distances without adding signal regenerator equipment. These new technologies create additional demands for switching systems, intelligent multiplexers and digital loop carriers. In addition, cable television companies are beginning to expand beyond one-way broadcast to provide interactive services using high-speed cable modems and have announced plans to provide telephony and high speed data services.

         Growth in International Markets. The Company believes that international markets represent significant opportunities for growth, particularly in Latin America, the Caribbean Basin and other developing areas. According to industry sources, a small percentage of businesses and residences throughout Latin America have basic telephone service. In addition, advances in radio and antenna technology make it feasible to provide basic communications access with wireline quality without the construction cost and obstacles associated with establishing a wireline grid, thereby further encouraging the deployment of telecommunications networks in developing countries. The governments of a number of developed and developing countries have privatized their state-owned telecommunications service providers and have granted licenses to new network operators to compete with them. In most instances, as part of the privatization, these governments have imposed service requirements on all network operators, resulting in an acceleration of capital expenditures on new or expanded network systems.

Products and Services

         The Company offers wireline and wireless switching, transport and access products for the global telecommunications marketplace. These products allow telecommunications service providers to build and upgrade their networks to provide a wide range of voice, data and video services to business and residential customers. To date, a significant portion of the products sold by the Company has been Northern Telecom switching products and reengineered cellular base stations and related mobile network equipment. Through acquisitions, technology license agreements and internal development, the Company expects to manufacture an increasing proportion of its products in the future.

         Switching Products. The Company markets digital telephone switching products that are used for local, tandem, toll and cellular applications. The switches offered by the Company have line capacities ranging from 100 to 120,000 subscribers and 30 to 60,000 inter-exchange trunks. Switching products historically offered by the Company have been primarily developed and manufactured by other telecommunications equipment companies, including Northern Telecom and Lucent Technologies. These products include complete switching systems as well as add-on frames, line cards and modified circuit boards for either newly constructed networks or upgrades to existing networks.

         Pursuant  to a  long-term  technology  license  agreement,  the Company manufactures and markets the Compact Digital Exchange Switch ("CDX"), a microprocessor-based, modular, digital central office switch. The CDX utilizes extensive large scale integrated circuit technology to provide advanced telephony services such as call waiting, call forwarding and conference calling, and requires reduced power and floorspace compared with alternative products. The current switch serves applications up to 5,000 subscriber lines and is designed to be expandable to over 60,000 lines through future software enhancements. The CDX is targeted for use in the international marketplace due to its compatibility with international standards, "plug and play" installation features and tolerance of a wide range of environmental conditions.

         With the Company's acquisition of a majority stake in NACT Telecommunications, Inc. ("NACT") in the first quarter of 1998 (see "Note N to the Consolidated Financial Statements"), the Company has significantly expanded its offering of proprietary, advanced technology switching products and software applications.

         NACT's STX Switching System ("STX") consists of an integrated application switching platform and a suite of applications software. The Company sells an optional companion Master Control Unit ("MCU") to integrate and service multiple STXs and to add redundancy to the network. The Company believes that the STX offers value added features and capacity at price points typically below those offered by its competitors. The STX hardware platform can operate on a standalone basis with a port capacity of 1,344. An optional MCU can link up to three STXs, which can be served by a common database for a total system capacity of 4,032 ports. The STX is also designed to work seamlessly with NACT's NTS 1000 billing system.

         NACT's suite of STX applications software consists of over one million lines of code. This software supports major application features that are fully integrated an interoperable. The major applications features include: equal access calling (1+), automated operator (0+), live operator service provider support (0-), real-time validation of credit card and billing numbers, prepaid debit cards, prepaid cellular, international call back, phone centers, real-time rating, fraud minimization, external computer application programming interfaces, call reorigination, and integrated audio with twenty two languages. Interoperability enables several applications packages to be used in conjunction with each other. Almost all features are implemented in software, allowing unlimited capability for enhancement and customization.

         The NTS 1000 Billing System ("NTS 1000") is a call rating, accounting, switch management, invoicing and traffic engineering system designed to process the day-to-day operations of a small-to-medium sized long distance company. The NTS 1000 can collect calls from most major switching platforms, including the STX, and can rate all types of call traffic and, using a sophisticated rating engine, provide the owner with a highly flexible and completely customized rating capability. The accounting system handles all of the required information for managing a long distance customer base including configuration of authorization codes, accounts receivable, and management of delinquent accounts. A major feature of the NTS 1000 is its switch management capability. When coupled with the STX, information that has been entered into the NTS 1000 can be electronically transferred into the STX, thereby minimizing data entry needs. The NTS 1000 also has complete international call back/reorigination and prepaid debit card management support, as well as a complete invoicing package that supports multiple invoice styles and options for summary reports. It has a sophisticated traffic engineering reporting package that provides the ability to generate over 20 types of reports with a user specified beginning and ending time range.

         Current users of the Company's switching products are primarily local exchange carriers, inter-exchange carriers, competitive access providers, private network operators and other telecommunications service providers. The Company intends to expand its United States customer base for switching products and to actively market the CDX to public and private network providers in Latin America and other international markets.

         Transport Products. The Company develops, manufactures and markets a variety of wireline and wireless transport products, which are used for high-capacity connectivity between points within a communications network. These products are primarily digital and provide for the movement of any combination of voice, data and video traffic across wireline or wireless media. The Company's transport products include intelligent multiplexers (devices which combine or aggregate several channels or linkages carrying voice or data signals into a higher speed link), protection switching equipment (which protect voice and data links against failure by rerouting circuits to maintain continuity), mini-repeater housings (enclosures used to protect electronic repeaters from the elements), asynchronous and fractional data cards, microwave and millimeterwave radio equipment and sophisticated high speed modems used to carry voice and data in wireline or wireless networks.

         The Company's T-1 multiplexers include features such as local and remote loopbacks, built-in bit error rate detection, line code selection and built-in performance monitoring. The Company has recently developed and is currently testing an E-1 multiplexer designed for the international markets. This new proprietary product can combine 60 channels of voice and data into a single E-1 circuit.

         With the Company's acquisition of Advanced TechCom, Inc.("ATI") in the first quarter of 1998 (see "Note N to the Consolidated Financial Statements), the Company has significantly expanded its offering of proprietary, advanced technology wireless transport voice, data and/or video products.

         ATI develops, manufacturers and markets a complete family of high performance, technologically advanced digital radios for point-to-point transmission of data and voice for short and long haul applications. The majority of ATI's historical sales have been to customers operating outside the United States. ATI's product lines are offered in a wide range of data rates and frequency bands, including 1.5 GHz to 38 GHz and DS1/E1 to DS3/E3.

         Current users of the Company's transport products are primarily an RBOC and private network users. The Company intends to expand its current customer base for transport products by broadening the features of its current products, increasing its marketing efforts in the United States and developing new products for the emerging international markets.

         Access Products. The Company offers access products for the local loop (i.e., that portion of the public telecommunications network which extends from the service provider's switch to the individual home or business end-user). With the acquisition of Cellular Infrastructure Supply, Inc. ("CIS") in the first quarter of 1997, the Company also offers its customers cellular base stations and related mobile network equipment. Although substantially all of the equipment sold by CIS is manufactured by other telecommunications equipment companies, CIS provides a full range of highly technical, value-added services such as deinstallation, system design, equipment tuning and installation.

         In the first quarter of 1997, the Company released a new internally developed access product, the WX-5501 Remote POTS/Remote Universal Voice Grade ("RPOT/RUVG") line card. The WX-5501 is compatible with the Lucent Technologies SLC(R) Series 5 subscriber loop carrier system, which is widely deployed in telephone networks across the United States.

         In the second quarter of 1997, the Company introduced its Wireless Local Loop 2000 ("WLL-2000"), a fixed wireless point-to-multipoint system offering toll quality telephone service to subscribers in urban and suburban areas and remote communities. To take advantage of existing market opportunities, the Company reached an agreement in 1997 with another telecommunications equipment company to private label its point-to-multipoint radio system and exclusively market it within certain Latin American countries. The current WLL-2000 integrates the Company's CDX and the private label radio. The integrated switch provides customers with the ability to switch local calls at the WLL-2000 base station, thus providing superior service and reducing expensive back-haul costs to a central office. The CDX and WLL-2000 for the first time provide the Company with an integrated family of proprietary switching and wireless access products for the international market.

         In 1997, the Company also executed a technology licensing agreement that grants the Company the perpetual right to incorporate spread spectrum CDMA-based wireless technology into the Company's products sold throughout the world. Under the terms of the agreement, the Company also has the rights to use the technology covered by seven patents, all of which address digital data signals and wireless communication systems. The Company currently intends to use this technology as the platform for several new products.

         As a result of the acquisition of Comtech Sunrise, Inc. ("Sunrise") in 1996, the Company manufactures and markets a digital loop carrier (which permits network operators to provide more reliable, basic and enhanced services at a lower cost) and DS-3 telemetry equipment (used primarily by the military for range communications applications to multiplex telemetry, digital video, T-1, LAN, WAN and other signals into a DS-3 signal transmitting at 45 megabits per second). The Company has recently developed and is currently testing a commercial version of its DS-3 product, the Ultra-45. This advanced multiplexer provides a solution for current and future telecommunications applications requiring simultaneous delivery of high speed data, video, LAN, voice and telemetry services.

         Current users of the Company's access products are primarily local exchange carriers, inter-exchange carriers, competitive access providers, cable television companies and the United States military. The Company intends to expand its current customer base for access products by broadening the features of its current products, increasing its marketing efforts in the United States and developing new products for emerging international markets.

         Related Services. The Company offers a full range of complementary design, manufacturing, installation, testing and repair services. The Company also offers its customers ongoing systems maintenance and monitoring services, including asset management services, which allow customers to reduce their investment in spare and surplus plug-in circuit boards by relying on the Company's inventories and management information systems. By providing these services, the Company believes it is better able to offer its customers more comprehensive telecommunications solutions.

         The Company repairs a broad range of switching and transmission plug-in circuit boards originally manufactured by other telecommunications equipment companies. The Company's wireless equipment repair business consists principally of the repair and upgrade of amplitude modulation equipment typically used by cable television companies. The Company's engineers also provide customers with a full range of support services for wireless transmission equipment, including system design, site survey, path calculations, installation and maintenance.

         In the third quarter of 1997, the Company completed its acquisition of Galaxy Personal Communications Services, Inc. ("Galaxy"), a provider of system design, implementation, optimization and other value-added radio engineering and consulting services to PCS, cellular and other wireless telecommunications service companies. The background and experience of Galaxy's management and staff of RF engineers will be utilized to support the Company's customers as they build new, or upgrade existing, telecommunications networks throughout the world.

         Other Products and Services. The Company's other products and services include the refurbishment and upgrade of AT&T pay telephones to like-new condition and the sale of related pay telephone products, such as stainless steel custom logo vault doors, handsets and dial assemblies. To date, substantially all of these refurbishment services and product sales have been provided to four RBOCs.

Sales and Marketing

         As of April 13, 1998, the Company's domestic sales and marketing group consisted of 51 sales professionals and assistants who are divided into individual sales and marketing teams for each of the Company's product lines and related services. Each team is responsible for obtaining a thorough technical knowledge of its products or services, soliciting new customers and maintaining relationships with existing customers. Each team is supervised at the corporate level by the Company's Executive Vice President of Business Development, who coordinates the sales and marketing of multi-product line sales and is responsible for advertising, trade show appearances and other Company-wide marketing efforts. In connection with the acquisitions completed during the last few years, the Company has acquired product sales professionals who have brought technical product knowledge and long-term customer relationships to the Company.

         In 1996, the Company formed a dedicated international sales and marketing group to pursue the sale of all of the Company's products and services outside of the United States. With the acquisition of ATI, the Company's international sales and marketing group has increased substantially. As of April 13, 1998, this group consisted of 11 sales professionals and assistants. The Company has an established network of independent agents and representatives covering the Caribbean Basin and Latin America. These agents and representatives, whose compensation consists primarily of commissions based on sales, actively promote and market the Company's products and services and receive bid tenders issued within their territory.

         During  1997,   the   Company's   international   sales   increased  to
approximately 11.3% of total Company sales as compared to 2.0% in 1996. The Company intends to continue to focus significant sales and marketing efforts on emerging international markets.

Customers

         The Company sells its products and services to over 200 telecommunication service providers, including the RBOCs, other local exchange carriers, inter-exchange carriers, wireless service providers, competitive access providers, cable television companies and other telecommunications service providers. The following table sets forth a representative list of the Company's major customers and end-users.

   Switching Products   Transport Products  Access Products        Services

      Ameritech            ADC Telecom        Ameritech             Alltel
   Cable & Wireless      Lockheed-Martin    Bell Atlantic        Bell Atlantic
Frontier Communications       Optel           BellSouth            BellSouth
        NYNEX             Pacific Bell       Cellular One     Century Telephone
 Puerto Rico Telephone                     Comcast Cellular         GTE
  SBC Communications                            SNET       Puerto Rico Telephone
        Sprint                             Price Cellular    SBC Communications
Teleglobe International                       US West


         For the year ended December 31, 1997, no customer of the Company individually accounted for 10.0% of the Company's total sales. The Company's top 10 customers accounted for 44.2% of total sales. For the year ended December 31, 1996, Cable & Wireless accounted for 10.9% of the Company's total sales, and the Company's top 10 customers accounted for 54.2% of total sales. The Company's customers typically are not obligated contractually to purchase any quantity of products or services in any particular period.

Manufacturing, Assembly and Test

         The Company provides a broad range of electronic manufacturing, assembly and test services to support its product sales. The majority of these support services have been historically performed at the Company's Orlando, Florida facility, where state-of-the-art manufacturing and test equipment is maintained. Historically, this equipment has been used primarily to perform contract manufacturing services for third parties, primarily to large technology companies that require a high level of professional materials management, quality "turn-key" manufacturing and complete electronic and functional product testing. During 1997, the Company began utilizing the Company's manufacturing capacity to build new Company products as well as servicing third party contract manufacturing customers.

         As a result of the recent growth in sales of the Company's internally developed products, including additional products from the acquisitions of NACT and ATI, the Company's is opening a new manufacturing facility in Alpharetta, Georgia. The new Alpharetta manufacturing facility is expected to be fully operational by the end of the second quarter of 1998. It is anticipated that the existing Orlando facility will be closed during the second quarter as the Company will no longer service third party contract manufacturing business.

         The Company's new Alpharetta manufacturing operation will possess state-of-the art surface mount manufacturing and automated testing equipment. This equipment includes a surface mount assembly line, including advanced "pick-and-place" equipment and a 3-D vision screen printer. This equipment is currently operating at less than 50% of the line's capacity. The Company has also recently acquired new board test systems that provide for high performance, automated testing of analog, digital, mixed signal and memory devices resident on printed circuit boards. When combined with the Company's existing testing equipment, the new equipment gives the Company an extensive software library and technical capacity to test integrated circuits, capacitors, resistors and related electronic components, and ensures the quality of electronic products manufactured.

         In addition to the relocation of its manufacturing facility, the Company is also taking additional actions during the first half of 1998 to streamline operations, improve efficiency and better service its customers. In the second quarter of 1998, four facilities in Lakeland, Florida and the existing circuit board repair operations in Orlando, Florida will move to a new facility in Orlando. The Company's AIT operations, which include the testing of Northern Telecom switching equipment and verification of the configuration and integration of add-on frames and custom systems, and the Company's circuit board repair business will be conducted in the new Orlando facility under one management team.

         At ATI's facility in Wilmington, Massachusetts, the Company utilizes sophisticated RF test and tuning equipment to manufacture and service it microwave radio systems. In the second quarter of 1998, the Company will relocate its Westec operations from Scottsdale, Arizona to Wilmington to improve operating efficiencies and reduce administrative costs.

         NACT  currently  conducts  its  manufacturing   operations   consisting
primarily of final assembly, test and quality control of subassemblies and completed systems, in its new manufacturing facility in Provo, Utah.

         The Company has an experienced Director of Quality who, along with a staff of quality assurance professionals, oversees the quality of the Company's products and services. The Company's Orlando and Wilmington operations are ISO 9002 and ISO 9001 certified, respectively. The Company expects its Alpharetta and Provo operations to become ISO certified by the end of 1998. ISO 9000 is an international quality certification process, developed in the European Common Market and adopted in the United States as the method by which companies can demonstrate the functionality of their quality control system.

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

Suppliers

         Products manufactured by the Company typically require the procurement of printed circuit boards, electronic components, cable assemblies, fabricated metal, plastic parts and other materials, of which electronic components are the most costly. The Company purchases electronic components from numerous sources, including original manufacturers and parts distributors.

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

         Although the Company manufactures its own switching products, a significant portion of the switching products sold to date by the Company has been new or used Northern Telecom switching systems, add-on frames and circuit boards, and reengineered mobile network equipment. The major sources for such products are deinstallations by primary users, asset recovery operations of telephone companies, auctions by Northern Telecom and other original equipment manufacturers, repossessions by leasing companies and formal distribution or consignment agreements. The Company currently has formal consignment agreements with Ameritech, SNET and Century Telephone, pursuant to which the Company inventories Northern Telecom, Lucent Technologies and other circuit boards for resale by the Company.

Engineering and Development

         Historically, the Company's engineering, development and technical support efforts have focused on the repair of switching, transport and access products and on electronic manufacturing processes. The Company has significant experience in developing automated test systems, diagnostic programs and repair procedures for electronic circuitry typically found within telecommunications switching equipment. The Company's engineers have also used their expertise and experience to create new revenue sources for the Company by developing upgrades and enhancements to existing products, including those developed and manufactured by other telecommunications equipment companies.

         During 1997, the Company's engineering efforts have become more focused on developing new switching, transport and access products and enhancing the features and capabilities of current products. The acquisitions of NACT and ATI have enhanced the Company's engineering and development capabilities of switching and transport products with the addition of approximately 46 development engineers. The Company's engineers have significant experience in switching systems configurations, transmission and access applications and wireless technology such as spread spectrum CDMA, radio path calculations, field performance measurement and frequency licensing. The Company expects that, as it continues to manufacture and sell more sophisticated telecommunications equipment, it will continue to make further significant investments in research and product development.

         As of April 13, 1998, the Company's engineering and development group consisted of 121 persons, including 42 RF engineers added through the Galaxy acquisition, 60 in product development, and 19 in repair service development, systems integration and manufacturing process and operations support. These employees are organized into teams corresponding to the Company's product lines, and each team is responsible for providing technical support to the Company's customers and for developing and enhancing products. The Company's internal engineering resources permit the Company to continually reduce the production cost and improve the functionality of its products.

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

         In the sale of switching, transport and access products, the Company competes with companies such as Northern Telecom and Lucent Technologies. The Company believes it competes favorably against these companies by providing high quality products, comprehensive support services, competitive prices and shortened product delivery times. As the Company increases its international sales efforts, it also expects to compete with other established telecommunications equipment companies such as Ericsson, Fujitsu, Siemens and Alcatel Network Systems.

Employees

         As of April 13, 1998, the Company had 510 full-time employees, including 121 in engineering and development, 24 in technical service and support, 62 in sales and marketing, 139 in manufacturing, warehousing and quality assurance, 92 in repair and refurbishment and 72 in general management, finance, administration and other support services. From time to time, the Company also uses part-time employees in its manufacturing operations to accommodate changes in production levels. None of the Company's employees is represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company considers its employee relations to be good.

ITEM 2 - PROPERTIES

         The Company's executive offices are located in Atlanta, Georgia, where it occupies approximately 2,000 square feet under a lease expiring in October 1998. The Company leases certain office, manufacturing and warehouse facilities under operating leases which expire at various dates during the next three years. The following provides a summary of the significant operating facilities currently leased or owned by the Company.

Location                             Square Footage          Lease Expires

Orlando, Florida                         72,000         April 2002
Wilmington, Massachusetts               64,000         November 2000
Dallas, Texas                            54,000         February 2003
Provo, Utah                              40,000         Owned facility
Alpharetta, Georgia                      39,000         December 2001
South Bend, Indiana                      22,000         July 2002
Other warehouses and offices             30,000         Various
                                        -------
         Total                          321,000
                                        =======

         The  Company's  existing   facilities  are  adequate  for  its  current
operations, and the Company believes that convenient, additional facilities are readily available should the business need arise.

ITEM 3 - LEGAL PROCEEDINGS

     From time to time, the Company is involved in various legal proceedings relating to claims arising in the ordinary course of its business. Other than the Aerotel litigation discussed below, neither the Company nor any of its subsidiaries is party to any such legal proceeding, the outcome of which, individually or in the aggregate, is expected to have a material adverse effect on the Company's financial condition or results of operations.

     On August 24, 1996, Aerotel, Ltd. and Aerotel U.S.A. Inc. (collectively, "Aerotel") commenced an action against NACT and a customer of NACT in the United States District Court, Southern District of New York, alleging that telephone systems manufactured and sold by NACT incorporating prepaid debit card features infringe upon Aerotel's patent which was issued in November 1987 (the "Aerotel Patent"). The initial complaint further alleged defamation and unfair competition as a result of a Special Report disseminated by NACT to its customers and tortious interference with prospective business relations, alleging that NACT induced third parties to abandon licensing negotiations with Aerotel. Aerotel sought injunctive relief, damages in an unspecified amount, damages of up to three times the damages found for willful infringement of the Aerotel Patent and an order requiring NACT to publish a written apology to Aerotel. NACT filed an answer and Counterclaim in which it denied infringement of the Aerotel Patent and sought judgement that the Aerotel patent is invalid and unenforceable and that Aerotel has misused its patent in violation of antitrust laws. NACT has denied that it has committed defamation, unfair competition and tortuous interference with prospective business relations. On May 3, 1996, NACT served its motion for summary judgement. The court has indicated it will deny such motion, although the actual ruling has not yet been received. In August 1997, Aerotel amended its complaint to include as defendants GST Telecommunications, Inc. ("GST"), GST USA, Inc. ("GST USA") and two former executive officers of NACT. The amended pleadings seek in excess of $18.7 million in damages and allege that GST and GST USA have infringed the Aerotel Patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted alleged tortious conduct by NACT. GST, GST USA, and the two former officers have served answers denying all material allegations and intend to defend themselves vigorously. Pretrial discovery has commenced and is scheduled to be completed in 1998. The case is not expected to be tried until late 1998 at the earliest.

     Under the terms of the Company's stock purchase agreement with GST, the Company and GST have agreed to share evenly the costs of any judgement against NACT as a result of the Aerotel litigation, including NACT's legal fees. The Company, believes that NACT has valid defenses to the Aerotel claims. An unfavorable decision in this action, however, could have a material adverse effect on the Company's financial position.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of 1997 to a vote of security holders through the solicitation of proxies or otherwise.

ITEM 4.5 - EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information, as of April 13, 1998, concerning the Company's executive officers.

Name                   Age              Position

Steven A. Odom.........44   Chairman and Chief Executive Officer
Hensley E. West........53   President, Chief Operating Officer and Director
Mark A. Gergel.........40   Executive Vice President and Chief Financial Officer
Scott N. Madigan.......40   Executive Vice President of Business Development
Hatch Graham...........37   President, Transport and Access Systems Group

     Steven A. Odom. Mr. Odom joined the Company's Board in October 1994. In November 1994, he was appointed to the newly created position of Chairman of the Board. In August 1995, he became Chairman and Chief Executive Officer of the Company. From 1983 to 1987, he founded and served as Chairman and Chief Executive Officer of Data Contract Company, Inc. ("DCC"), a designer and manufacturer of intelligent data PBX systems, pay telephones and diagnostic equipment. From 1987 to 1990, he was Vice President for the Public Communications Division of Executone Information Systems, Inc., a public company that acquired DCC in 1987. Mr. Odom formerly served as a director for Telematic Products, Inc., a manufacturer of telephone central office equipment and Resurgens Communications Group, Inc. ("Resurgens"), a provider of long distance operator services that later merged with LDDS Communications, Inc., now known as WorldCom, Inc. ("WorldCom").

     Hensley E. West. Mr. West joined the Company in January 1996 as President and Chief Operating Officer and was also elected a director in January 1996. From January 1994 to December 1995, he was Group Vice President for the Access Systems Group of DSC Communications Corporation ("DSC"), a manufacturer of digital switching, transmission and access telecommunications equipment. During his nine year tenure with DSC, he held six sales and general management positions, including Senior Vice President of North American Sales from July 1993 to December 1993, Vice President of Access Products Division from March 1992 to July 1993, Vice President of RBOC Sales from October 1991 to March 1992 and Vice President of Business Development from March 1990 to October 1991. Prior to joining DSC, Mr. West held general, engineering and sales management positions with California Microwave, Inc., ITT Telecommunications, Inc. and Western Electric Co.

     Mark A.  Gergel.  Mr.  Gergel  joined  the  Company  in April  1992 as Vice
President  and  Chief  Financial  Officer.  In  December  1996,  he was named an
Executive Vice President of the Company. From 1983 to March 1992, Mr. Gergel held five positions of increasing responsibility with Federal-Mogul Corporation, a publicly-held manufacturer and distributor of vehicle parts, including International Accounting Manager, Assistant Corporate Controller, Manager of Corporate Development and Director of Internal Audit. Prior to joining Federal-Mogul, Mr. Gergel spent four years with the international accounting firm of Ernst & Young. Mr. Gergel is a Certified Public Accountant.

     Scott N. Madigan. Mr. Madigan joined the Company in March 1996 as Vice President of Business Development. In June 1997, he was named an Executive Vice President of the Company. Mr. Madigan spent the prior four years with DSC as Vice President of Marketing for the Access System Group and Vice President of Litespan International Operations and Wireless Access Marketing. From 1987 to 1992, he held product and account management positions with Northern Telecom, where he was responsible for identification, assessment and development of new business opportunities for Northern Telecom's switching, transport and access products. Prior to 1987, Mr. Madigan held engineering and operations management positions with California Microwave, Inc. and ITT Telecommunications, Inc.

     Hatch Graham. Mr. Graham joined the Company in April, 1997 as President of the Transport and Access Systems Group. From 1995 to 1997, Mr. Graham held executive management positions with TCSI Corporation, a leading provider of digital Code Division Multiple Access and Time Division Multiple Access cellular and PCS products. From 1987 to 1995, Mr. Graham held various product development and executive management positions with Stanford Telecom Corporation, including Vice President of the ASIC and Custom Products Division and Corporate Vice President and General Manager of the Telecom Products Group. Prior to 1987, Mr. Graham held engineering management positions with American Microsystems, Inc. and Zoran Corporation.

                                     PART II



ITEM 5   - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS


Price Range of Common Stock

     The Company's common stock has traded on the Nasdaq National Market under the symbol "WAXS" since June 25, 1996. From March 2, 1995 through June 24, 1996, the Company's common stock was quoted on the Nasdaq SmallCap Market. The quarterly price ranges for the Company's common stock as reported by Nasdaq are as follows:


                                             High          Low        Close

Year Ended December 31, 1997

  First Quarter                            $  9 1/4     $  7 1/2     $  8
  Second Quarter                             23            7 5/8       20 1/2
  Third Quarter                              34 1/8       20           32 1/2
   Fourth Quarter                            33 3/4       17           23 7/8

Year Ended December 31, 1996

  First Quarter                            $ 10         $  7 1/2     $  8
  Second Quarter                             11 1/2        8            9 1/2
  Third Quarter                              10 1/8        7 1/2        8 1/2
  Fourth Quarter                              9 1/4        6 7/8        8


     As of April 13, 1998, there were 306 holders of record of the Company's common stock. This number does not include beneficial owners of the Company's common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.



Dividend Policy

     The Company has not paid or declared any cash dividends on its common stock and currently intends to retain all future earnings to fund operations and the continued development of its business. In addition, the Company's credit facility contains restrictions limiting the ability of the Company to pay cash dividends. Any future determination to declare and pay cash dividends will be at the discretion of the Board of Directors and will be dependent on the Company's financial condition, results of operations, contractual restrictions, capital requirements, business prospects and such other factors as the Board of Directors deems relevant.


ITEM 6  - SELECTED FINANCIAL DATA
                                                                                Year Ended December 31,
                                                           --------------------------------------------------------------
                                                              1997         1996          1995         1994        1993
                                                           ---------     --------     ---------    ---------    ---------
                                                                             (In thousands, except  per  share data)
Statement of Operations Data (1):

  Sales of products                                        $  71,392     $ 34,411     $  17,384    $   2,776    $   3,320
  Service revenues                                            21,593       16,589        12,754       12,507       12,441
                                                           ---------     --------     ---------      -------     --------
         Total sales                                          92,985       51,000        30,138       15,283       15,761

  Gross profit                                                32,140       14,995         6,363        1,976        2,605

  Operating income (loss) from continuing operations          19,522        7,358         1,524       (1,293)      (1,668)

  Income (loss) from continuing operations
    before income taxes                                       20,670        7,524         1,172       (1,883)      (2,120)

  Net income (loss) (2)                                       13,134        6,779         1,172       (1,883)      (2,120)

  Net income (loss) from continuing
    operations per share(3)                                 $    .70     $    .46     $     .12    $    (.41)   $    (.54)

  Weighted average shares outstanding(3)                      18,708       14,424         9,083        4,631        3,765

Balance Sheet Data (4):

  Cash and equivalents                                      $118,065     $ 22,480     $   1,887    $     753    $     625

  Working capital                                            153,750       37,961        10,222        2,267        1,783

  Total assets                                               225,283       60,736        28,515        8,943        8,752

  Long-term debt                                             115,264        ---           3,750        4,328        5,388

  Total liabilities                                          133,528        8,362        14,181        7,783        8,410

  Stockholders' equity                                        91,755       52,374        14,334        1,160          342


 (1) Includes the results of operations for the following businesses from their respective dates of acquisition: Galaxy - July 1, 1997; CIS - January 1, 1997; Sunrise - January 1, 1996; Westec - October 2, 1995; and AIT - May 17, 1995. On a pro forma unaudited basis, as if the acquisition of CIS had occurred as of January 1, 1996, total sales, net income and net income per diluted share for the year ended December 31, 1996 would have been approximately $63,810,000, $8,520,000 and $0.57, respectively. The results of operations for Galaxy during 1996 and the first six months of 1997 were not material and therefore are not included in the pro forma disclosure.

(2) The Company recorded no income tax expense during 1993 to 1995 due to net losses realized and the availability of federal income tax net operating loss carryforwards. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note K to the Consolidated Financial Statements.

(3) Net income (loss) per share and weighted average shares outstanding are presented on a diluted basis. The calculations exclude 995,000, 401,000 and 896,000 shares of common stock for the years ended December 31, 1997, 1996 and 1995, respectively, that are held in escrow accounts. See Notes A, B, and E to the Consolidated Financial Statements.

(4)      In   October   1997,  the  Company  sold $115.0  million of convertible
         subordinated notes.See Note G to the Consolidated Financial Statements.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         The Company develops, manufactures and markets wireline and wireless switching, transport and access products for the global telecommunications markets. The products offered by the Company include those manufactured by the Company as well as those manufactured by other telecommunications equipment manufacturers. To support and complement its product sales, the Company also provides its customers with a broad range of design, engineering, manufacturing, testing, installation, repair and other value-added services.

         During 1995 and 1996, the Company completed strategic and financial restructuring programs to strengthen its management team, reposition the Company as a provider of telecommunications products, improve its financial condition, reduce its operating costs and position the Company for future growth. These programs were undertaken following the significant losses incurred by the Company in the early 1990s, primarily due to a discontinued smart pay telephone business, and to take advantage of the significant growth opportunities within the Company's existing customer base and related markets. In November 1994, the Company began to rebuild its management team and change its strategic focus. The Company strengthened its management team by appointing a new Chief Executive
Officer and by recruiting and hiring a new President and Chief Operating Officer, Executive Vice President of Business Development and experienced product development and manufacturing professionals. These individuals, together with other key managers recruited into the Company, have brought significant experience in manufacturing and marketing telecommunications equipment to the Company.

         The Company acquired three businesses in 1995 and 1996 in an effort to broaden its line of switching, transport and access products, enhance its product development capabilities and strengthen its technical base. Effective May 1995, the Company acquired AIT, Inc. ("AIT"), a full service provider of Northern Telecom switching systems, add-on frames and related circuit boards; effective October 1995, the Company acquired Westec Communications, Inc. ("Westec"), a provider of wireless products and services primarily to the cable television industry; and effective January 1996, the Company acquired Sunrise, a developer and manufacturer of intelligent transport and access products.

         In January 1997, the Company acquired CIS, a provider of mobile network equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers. In August 1997, the Company acquired Galaxy, an RF engineering firm that provide system design, implementation, optimization and other value-added radio engineering and consulting services to the same wireless service markets. The markets served by CIS and Galaxy complement the Company's traditional telephone service provider and private network operator markets.

         In the first quarter of 1998, the Company acquired ATI, a manufacturer of digital point-to-point microwave radio systems for short and long haul applications and a majority stake in NACT, a provider of advanced telecommunications switching platforms with integrated applications software. These acquisitions were in line with the Company's strategy to broaden its offering of proprietary telecommunications equipment and services and position the Company to engineer, install and support "turnkey" telecommunications network solutions.

         In March 1998, the Company entered into an agreement with a private network operator based in El Salvador to supply, install and interconnect the telecommunications equipment necessary to establish and support up to 60,000 new lines of residential telephone service over the next two years. This agreement has a potential value to the Company in excess of $20 million. To meet the Customer's primary network requirements, the Company will utilize the CDX switch, NTS billing system (NACT), point-to-point microwave radios (ATI) and RF engineering services (Galaxy).

         The Company realized significant improvements in its sales and operating results since 1994 as a result of the acquisitions and internal growth initiatives. The Company's total sales increased by 82.3% in 1997, 69.2% in 1996 and 97.2% in 1995. As the Company increased its product sales from 18.2% of total sales in 1994 to 76.8% of total sales in 1997, its gross profit margin increased from 12.9% in 1994 to 21.1% in 1995, 29.4% in 1996 and 34.6% in 1997.
As a percentage of total sales, the Company's operating income (loss) increased from (8.5%) in 1994 to 5.0% in 1995, 14.4% in 1996 and 21.0% in 1997. The
Company will continue to seek further improvements in gross profit margin over time as product offerings include more internally developed, acquired and licensed products containing proprietary technology.

         Although the Company has aggressively pursued acquisitions in recent years, over 60 percent of the Company's sales growth during 1995 to 1997 has come from internal growth initiatives. The Company has had considerable success in growing business post acquisition, most notably AIT and CIS, as a result of its ability to provide working capital, an extensive base of telecommunications customers and a broad range of support services.

         Since January 1, 1995, the Company has significantly strengthened its balance sheet through improved operating results, a $115.0 million sale of convertible subordinated notes, a $26.2 million secondary public equity offering, stock warrant and option exercises, and a five-year $10.0 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth. The Company's working capital and stockholders' equity have increased from $2.3 million and $1.2 million, respectively, at December 31, 1994 to $153.8 million and $91.8 million, respectively, at December 31, 1997.

Results of Operations

         The following table sets forth certain financial data expressed as a percentage of total sales represented by each line item in the Company's consolidated statements of operations, except other data, which is expressed as a percentage of the applicable revenue type:

                                              Year Ended December 31,
                                         1997         1996         1995
                                         -----        -----        -----

Statement of Operations Data:

  Sales of products                       76.8%        67.5%        57.7%
  Service revenues                        23.2         32.5         42.3
                                         -----        -----        -----
         Total sales                     100.0        100.0        100.0

  Cost of products sold                   47.1         42.1         42.0
  Cost of services                        18.3         28.5         36.9
                                         -----        -----        -----
         Total cost of sales              65.4         70.6         78.9
                                         -----        -----        -----

         Gross profit                     34.6         29.4         21.1

  Engineering and development              2.0          1.7          1.9
  Selling, general and administrative      9.7         12.2         10.4
  Amortization of goodwill                 1.9          1.1          0.5
  Special charges                          --           --           3.3
                                         -----        -----        -----
         Operating income                 21.0         14.4          5.0

  Interest and other income                2.7          1.0          0.5
  Interest expense                        (1.5)        (0.6)        (1.6)
                                         -----        -----        -----
         Income before income taxes       22.2         14.8          3.9

  Income taxes                             8.1          1.5          --
                                         -----        -----        -----

         Net income                       14.1%        13.3%         3.9%
                                         =====        =====        =====

Other Data:

  Gross Margin:
    Products                              38.6%        37.6%        27.2%
    Services                              21.2         12.5         12.8


 Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Sales.  Total sales  increased   $42.0  million,  or  82.3%,  to  $93.0
million in 1997 from $51.0 million in 1996. Product sales increased to 76.8% of total sales in 1997 from 67.5% in 1996.

         Product sales increased $37.0 million, or 107.5%, to $71.4 million in 1997 from $34.4 million in 1996. The increase related to $26.2 million of mobile network equipment sold by CIS, which was acquired effective January 1, 1997, an additional $6.4 million of switching products sold by AIT and approximately $6.9 million in sales of the Company's new international products, the CDX and WLL-2000. Product sales for 1996 included approximately $4.8 million in one-time sales of a distributed product.

         Service revenues increased $5.0 million, or 30.2%, to $21.6 million in 1997 from $16.6 million in 1996. The increase related to $2.0 million of engineering services performed by Galaxy, which was acquired effective July 1, 1997, and an additional $5.2 million in pay telephone refurbishment revenues. This increase was partially offset by a decline in electronic manufacturing revenues resulting from a strategic decision to begin utilizing the Company's manufacturing capacity for new Company products rather than servicing external contract manufacturing customers.

         Gross Profit. Gross profit increased $17.1 million, or 114.3%, to $32.1 million in 1997 from $15.0 million in 1996. Gross profit margin increased to 34.6% in 1997 from 29.4% in 1996. The improved performance resulted from economies of scale associated with the 82.3% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

         Gross profit margin on products sold increased to 38.6% in 1997 from 37.6% in 1996. The improved margins related to the $26.2 million of CIS sales and sales of the CDX, all of which generally carry margins in excess of 40.0%. The Company's switching products experienced declines in gross margin during 1997 primarily related to margin pressure on sales of Northern Telecom add-on frames and related circuit boards.

         Gross profit margin on service revenues increased to 21.2% in 1997 from 12.5% in 1996. The improvement was due to the addition of Galaxy consulting revenues and improved margins on pay telephone refurbishment revenues.

         Engineering and Development. Engineering and development expenses increased $970,000, or 108.7%, to $1.9 million in 1997 from $892,000 in 1996.
The increase in expenses was attributable to the formation of a corporate product development group during the third quarter of 1996 and the continued expansion of the development group during 1997. Engineering and development expenses increased to 2.0% of total sales in 1997 from 1.7% of total sales in 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.8 million, or 44.9%, to $9.0 million in 1997 from $6.2 million in 1996. The increase related primarily to expenses associated with the operations of CIS and Galaxy, which were acquired effective January 1, 1997 and July 1, 1997, respectively, and the Company's establishment of a dedicated international sales and marketing group and corporate business development function in March 1996. In addition, the Company recorded approximately $960,000 of incentive compensation expense in 1997 as compared to a provision of approximately $300,000 in 1996. As a percentage of total sales, selling, general and administrative expenses decreased to 9.7% in 1997 from 12.2% in 1996.

         Amortization of Goodwill. Amortization of goodwill increased $1.2 million to $1.8 million in 1997 from $534,000 in 1996, primarily as a result of goodwill recorded in connection with the AIT, CIS and Galaxy acquisitions.

         Operating Income. Operating income increased $12.2 million, or 165.3%, to $19.5 million in 1997 from $7.4 million in 1996. Operating income margin increased to 21.0% in 1997 from 14.4% in 1996.

         Interest and Other Income. Interest and other income increased $2.0 million to $2.5 million in 1997 from $484,000 in 1996 due to a significant increase in cash balances of the Company, resulting primarily from the sale of $115.0 million convertible subordinated notes in October 1997 and proceeds received from a $26.2 million secondary public equity offering completed in October 1996.

         Interest and Other Expense. Interest expense increased $1.0 million to $1.4 million in 1997 from $320,000 in 1996. The increase is primarily due to the sale of $115.0 million convertible subordinated notes in October 1997 which bear interest at 4.5%.

         Income Taxes. The Company's effective income tax rate increased to 36.5% in 1997 from 9.9% in 1996. The Company's 1996 effective rate was favorably impacted by the recognition of a $4.1 million deferred tax asset during the year to reflect the benefits of the Company's remaining net operating loss carryforward.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Sales.  Total  sales  increased   $20.9   million,  or 69.2%,  to $51.0
million in 1996 from $30.1 million in 1995. Product sales increased to 67.5% of total sales in 1996 from 57.7% in 1995.

         Product sales increased $17.0 million, or 97.9%, to $34.4 million in 1996 from $17.4 million in 1995. The increase related primarily to an additional $16.1 million of switching products sold by AIT, which was acquired as of May 1995, and $3.6 million of transport and access products sold by Westec and Sunrise, which were acquired as of October 1995 and January 1996, respectively. The increases noted above were partially offset by a decrease in the sales of pay telephone parts in 1996 due to a large one-time order received in 1995.

         Service revenues increased $3.8 million, or 30.0%, to $16.6 million in 1996 from $12.8 million in 1995. The increase related to $1.2 million of Westec repair revenues following its acquisition, $1.7 million of increased circuit board repair revenues generated by the introduction of new repair services and a new repair agent contract executed with Century Telephone in July 1995, and increased contract manufacturing revenues of approximately $1.4 million.

         Gross Profit. Gross profit increased $8.6 million, or 135.7%, to $15.0 million in 1996 from $6.4 million in 1995. Gross profit margin increased to 29.4% in 1996 from 21.1% in 1995. The improved performance resulted from economies of scale associated with the 69.2% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

         Gross profit margin on products sold increased to 37.6% in 1996 from 27.2% in 1995. Excluding the sale of distributed products, gross profit margin for products sold in 1996 and 1995 was 41.9% and 33.4%, respectively. The improved margin performance for non-distributed products related primarily to the $16.1 million, or 207.2%, increase in switching products sold by AIT and $2.8 million of transport and access products sold by Sunrise.

         Gross profit margin on service revenues decreased to 12.5% in 1996 from 12.8% in 1995. The Company's gross profit margin for service revenues is subject to wide fluctuations depending on the sales mix (i.e., circuit board repair and pay telephone refurbishment have targeted gross profit margins significantly higher than those of electronic manufacturing services). In addition, circuit board repair margins declined during 1995 due to increased out-sourced repair revenues associated with new "one-stop" repair agent programs.

         Engineering and Development. Engineering and development expenses increased $315,000, or 54.6%, to $892,000 in 1996 from $577,000 in 1995. The increase in expenses was attributable to the research and product development activities acquired in connection with the Sunrise acquisition and the formation of a product development group during the third quarter of 1996. As a result of the 69.2% increase in total sales, engineering and development expenses decreased to 1.7% of total sales in 1996 from 1.9% of total sales in 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.1 million, or 98.7%, to $6.2 million in 1996 from $3.1 million in 1995. The increase related primarily to operating expenses associated with the Acquisitions, additional salary and related costs for the Company's Chairman (who received no salary during 1995) and its new President, and the Company's establishment of a dedicated international sales and marketing group and corporate business development function in the first quarter of 1996. As a percentage of total sales, selling, general and administrative expenses increased to 12.2% in 1996 from 10.4% in 1995.

         Amortization of Goodwill. Amortization of goodwill increased $377,000 to $534,000 in 1996 from $157,000 in 1995 as a result of the goodwill acquired in connection with the Acquisitions.

         Operating Income. Operating income increased $5.8 million to $7.4 million in 1996 from $1.5 million in 1995. As a percentage of total sales, operating income increased to 14.4% in 1996 from 5.0% in 1995.

         Interest and Other Income. Interest and other income increased $341,000 to $484,000 in 1996 from $143,000 in 1995 due to an increase in invested cash balances during 1996, resulting primarily from proceeds received from the $26.2 million secondary public equity offering completed in October.

         Interest Expense. Interest expense decreased $175,000 to $319,000 in 1996 from $494,000 in 1995. The decrease resulted primarily from a decrease in average debt outstanding in 1996. In October 1996, the Company paid off a $3.9 million term loan with its bank using proceeds received from the secondary public offering. A reduction in the interest rate on the Company's bank debt due to the lender's reinstatement of a LIBOR-based interest rate option in July 1995 and an additional one percentage point reduction obtained with the Company's new bank agreement in March 1996 also contributed to the decrease in interest expense.

         Income Taxes. The Company's effective income tax rate was 9.9% in 1996. The Company's 1996 effective rate was significantly impacted by the recognition of a $4.1 million deferred tax asset during the year to reflect the benefits of the Company's remaining net operating loss carryforward. No income tax expense was recorded in 1995 due to the partial recognition of benefits associated with the Company's net operating loss carryforward.

Liquidity and Capital Resources

         Overview. Cash management is a key element of the Company's operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased product development, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. As of December 31, 1997, the Company had $118.1 million of cash and equivalents and $10.0 million in borrowings available under its credit line to support its current working capital requirements and strategic growth initiatives.

         Operating Activities. Cash used by operating activities was $2.0 million in 1997 as compared to cash provided by operations of $2.0 million in 1996. The increased use of cash in 1997 resulted from the Company's need to finance increased accounts receivable and inventories to support its growth.

         Accounts receivable increased $10.6 million, or 109.9%, to $20.3 million at December 31, 1997 from $9.7 million at December 31, 1996. This was due to the acquisitions of CIS and Galaxy and increased sales activity at the Company (fourth quarter 1997 sales were $21.3 million as compared to fourth quarter 1996 sales of $14.6 million). Average days sales outstanding at December 31, 1997 were approximately 81 days as compared to 50 days at December 31, 1996.

         Inventories increased $11.8 million, or 110.4%, to $22.4 million at December 31, 1997 from $10.7 million at December 31, 1996. This increase was due to the acquisition of CIS, a planned build-up of AIT inventories to support the increased demand for its switching products and inventories required to support the roll out of the Company's new products, including the CDX switch, the WLL-2000 system and the WX-5501 line card.

         In addition, the Company shipped approximately $3.8 million of equipment to Resurgens Communications Group ("Resurgens") in December 1997. On February 12, 1998 the Company executed a letter of intent to acquire Resurgens and therefore did not record the shipment as a sale. Upon completion of the acquisition of Resurgens, the equipment will be treated as an investment in Resurgens at the Company's cost value.

         Investing Activities. Cash used by investing activities, primarily for the acquisitions of businesses, manufacturing and test equipment and computer networking equipment was $17.9 million and $1.8 million for 1997 and 1996, respectively.

         Between May 1995 and July 1997, the Company completed the acquisitions of AIT, Westec, Sunrise, CIS and Galaxy (the "Acquisitions"), which were designed to bring new wireline and wireless switching, transport and access products and technology into the Company. All of the Acquisitions were relatively similar in structure in that the former owners received initial consideration consisting of a combination of common stock and cash, as well as contingent consideration tied to the future profitability of the ongoing business. The majority of the contingent consideration may be paid, at the option of the Company, in the form of Company common stock valued at its then-current market price. At the time it becomes highly probable that contingent consideration will be earned, the fair market value is measured and recorded on the Company's balance sheet as additional goodwill and stockholders' equity. See Note B to the Consolidated Financial Statements.

         Through December 31, 1997, the Company has paid approximately $8.5 million in cash consideration in connection with the Acquisitions, including $3.5 million for the CIS acquisition in early 1997, $1.2 million for the Galaxy acquisition in July 1997 and $3.8 million for the AIT acquisition. The impact of these payments on the Company's cash position has been partially offset by the addition of $1.5 million in cash held by Sunrise and Galaxy on the effective dates of acquisition.

         In addition to the $3.5 million in cash paid and 440,874 shares of common stock issued up front to the CIS stockholders, the stockholders of CIS were issued 845,010 restricted shares of common stock. These shares were immediately placed into escrow and, together with $6.5 million in additional purchase price, will be released and paid to the stockholders of CIS contingent upon the realization of certain predefined levels of pre-tax income from CIS's operations during three one-year periods beginning January 1, 1997.

         The first measurement period for purposes of releasing escrowed shares and paying contingent cash consideration was January 1, 1997 to December 31, 1997. In reviewing CIS's pre-tax income performance as of April 30, 1997, the Company determined that it was highly probable that the conditions for release and payment for this first period would be met. Accordingly, 317,427 escrowed shares were accounted for as if released and $3.5 million in contingent cash payments were accounted for as if paid as of April 30, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $6.5 million at April 30, 1997. These shares were released and payment was made to the former stockholders of CIS on February 15, 1998.

         In addition to the $1.2 million in cash and 262,203 shares of common stock issued up front, the former Galaxy stockholders were issued 131,101 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $3.5 million in additional consideration (the "Galaxy Additional Consideration"), will be released and paid to the former stockholders of Galaxy contingent upon the realization of redefined levels of pre-tax income from Galaxy's operations during four measurement periods between July 1, 1997 and December 31, 2000.

         The first measurement period for purposes of releasing escrowed shares and paying Galaxy Additional Consideration was July 1, 1997 to December 31, 1997. In reviewing Galaxy's pre-tax income performance as of December 31, 1997, the Company determined that conditions for release and payment for this first period were met. Accordingly, 15,215 escrowed shares were accounted for as if released and $400,000 in additional consideration (in the form of 14,901 shares of Company common stock) were accounted for as if paid as of December 31, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $535,000 at December 31, 1997. These shares were released and payment was made to the former stockholders of Galaxy on February 15, 1998.

         In the fourth quarter of 1997, the Company began its three phase acquisition of NACT. During November and December 1997, the Company purchased 355,000 shares of NACT common stock in the open market for approximately $5.0 million. See Note A to the Consolidated Financial Statements.

         On December 31, 1997, the Company entered into a stock purchase agreement with GST Telecommunications, Inc. ("GST") and GST, USA, Inc. ("GST
USA") to acquire 5,113,712 shares of NACT common stock owned by GST USA, representing approximately 63% of the outstanding shares of NACT common stock (the "NACT Stock Acquisition"). On February 27, 1998 the NACT Stock Acquisition was completed with GST USA receiving $59.7 million in cash and 1,429,907 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $23.0 million.

         On February 24, 1998 the Company entered into a merger agreement with NACT pursuant to which the Company agreed to acquire all of the shares of NACT common stock not already then owned by the Company or GST USA. Pursuant to the terms of the merger agreement, each share of NACT common stock will be converted into shares of Company common stock having a value of $17.50 per share based on the average of the daily closing price of Company common stock on the NASDAQ National Market for a pre-defined period prior to the closing (the "Closing Price"), provided that if the Closing Price is more than $25.52, then each share of NACT common stock will be converted into 0.6857 shares of Company common stock. If the Closing Price is less than $20.88, then the Company may elect to terminate the agreement. See Note N to the Consolidated Financial Statements.

         On December 24, 1997, the Company entered into an agreement to acquire ATI. On January 29, 1998, the transaction was completed in its final form whereby ATI was merged with and into CIS (the "ATI Merger"). In connection with the ATI Merger, the stockholders of ATI received approximately $300,000 and 418,054 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $8.0 million.

         In addition to the 418,054 shares noted above, the stockholders of ATI were issued 209,050 restricted shares of the Company's common stock. These shares were immediately placed into escrow and will be released to the stockholders of ATI contingent upon the realization of predefined levels of pre-tax net income from ATI's operations during calendar years 1998 and 1999. See Note N to the Consolidated Financial Statements.

         In December 1997, the Company loaned ATI approximately $4.5 million. ATI used $2.4 million of the proceeds to pay off its line of credit with a bank and the remainder for working capital purposes. The note receivable from ATI is included in Other assets on the Company's December 31, 1997 balance sheet.

         During 1997 and 1996, the Company invested $3.6 million and $1.2 million, respectively, in capital expenditures. These expenditures were primarily for new manufacturing and test equipment, computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of the Acquisitions, and facility improvements required in connection with the Company's growth.

         In July 1996, the Company entered into a long-term technology license agreement with International Communications Technologies, Inc. ("ICT") and Eagle Telephonics, Inc. ("Eagle") to manufacture, market and sell the CDX, a new modular, digital central office switch originally developed by Eagle. As consideration for this license, the Company paid Eagle $250,000 in cash and provided it with $450,000 of manufacturing services. In addition, the Company agreed to pay ICT certain royalties based on future sales of the switch by the Company.

         In December 1996, the Company executed a technology licensing agreement with TCSI Corporation ("TCSI") that grants the Company the perpetual rights to incorporate TCSI's spread spectrum CDMA wireless technology into the Company's products sold throughout the world. Under the terms of the agreement, the Company also has the rights to use the technology covered by seven TCSI patents, all of which address digital data signals and wireless communication systems. As total consideration for this license, TCSI was paid $50,000 in cash and issued 25,000 shares of restricted common stock. These shares had an initial fair value of approximately $150,000. In addition to the 25,000 shares noted above, the Company issued 25,000 shares of restricted common stock to TCSI. These shares were immediately placed in escrow and will be released to TCSI upon the earlier of the first commercial use of the technology by the Company or the expiration of the two year period from the date the license was executed.

         Financing Activities. Cash provided from financing activities was $115.4 million and $20.4 million for 1997 and 1996, respectively.

         On October 1, 1997, the Company sold $100.0 million in aggregate principal amount of convertible subordinated notes (the "Notes") under Rule 144A of the Securities Act of 1933. The Notes bear interest at the rate of 4.5% per annum, are convertible into Company common stock at an initial price of $37.03 per share and mature on October 1, 2002. Interest on the Notes is payable on April 1 and October 1 of each year, commencing in April 1, 1998. The Notes are general unsecured obligations of the Company and are subordinate in right of payment to all existing and senior indebtedness. The Company received $97.0 million from the sale of the Notes, after the initial purchasers' discount fees of $3.0 million.

         In addition to the Notes sold on October 1, 1997, the Company granted the initial purchasers an option to purchase up to an additional $15.0 million in Notes to cover over-allotments. On October 28, 1997, the initial purchasers exercised the over-allotment option in full and the Company received an additional $14.6 million, after the application of the initial purchasers' discount fees of $450,000.

         The total discount fees of $3,450,000, along with approximately $550,000 of legal, accounting, printing and other expenses (the "Debt issuance costs") are being amortized to expense over the five year term of the Notes. Debt issuance costs of approximately $3.8 million, net of amortization, are included in Other assets on the Company's December 31, 1997 balance sheet.

         In October 1996, the Company received net cash proceeds of approximately $25.3 million from the sale of 3,487,500 shares of common stock in a public offering at a price of $8.00 per share. In October 1996, the Company used approximately $3.9 million of the net proceeds to repay all amounts borrowed under its bank term loan. In connection with the repayment of the amounts borrowed under the term loan, the Company's primary lender increased the amount available to the Company under its revolving line of credit from $6.0 million to $10.0 million.

         Borrowings under the Company's $10.0 million line of credit are secured by a first lien on substantially all the assets of the Company. The bank agreement, which expires in March 2001, contains standard lending covenants, including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/2%, at the option of the Company. As of December 31, 1997, there were no amounts outstanding under the Company's line of credit.

         In October 1995, the Company raised approximately $6.5 million through the exercise of previously-issued warrants and non-qualified options to purchase shares of common stock. The vast majority of these securities related to warrants issued in connection with private equity offerings and bank financing agreements. In exercising their warrants or options, investors had the option of paying cash or executing an 8% interest-bearing note made payable to the Company. Approximately $2.4 million of the total proceeds was paid in cash and $4.1 million through notes, which were paid in full in the first quarter of 1996. There are currently no significant warrants or options outstanding to purchase common stock except those issued to the Company's directors and employees. See Note I to Consolidated Financial Statements.

         During 1997, the Company received approximately $11.3 million in cash, including related federal income tax benefits of approximately $6.7 million, from the exercises of incentive and non-qualified stock options and warrants by the Company's directors and employees.

         Income Taxes. As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company has realized a federal income tax benefit of approximately $6.7 million for 1997. Although this tax benefit does not have any effect on the Company's provision for income tax expense for 1997, it represents a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value.

         As of December 31, 1997, the Company has capital loss carryforwards of approximately $1.2 million expiring in 1998.
         Salary Incentive Program. In December 1996, the Company implemented a voluntary salary reduction program designed to improve the Company's cash flow during 1997, further align the objectives of the Company's management and salaried employees with those of the Company's stockholders and potentially provide the Company with significant future tax deductions. Under the program, 72 exempt salaried employees agreed to forego approximately $826,000 of their 1997 compensation in exchange for 413,019 non-qualified options to purchase shares of Company common stock at $8.00 per share, its then-current market value (i.e., one stock option for every $2.00 of compensation). The vesting was tied to the Company meeting specific operational objectives in 1997, including pre-defined levels of internal sales growth, ISO 9002 certification and specific cash management objectives, as well as the installation of certain upgraded information systems. As of December 31, 1997, these options had become fully vested.

         Under the 1997 program, employees could participate to a maximum level of 50% of their 1997 salaries. The Company's Chairman, President and Chief Financial Officer each elected to forego 50% of their salary under this program. This program also provided that if certain levels of pre-tax income were achieved for 1997, a partial or full repayment of salaries would be made. Compensation expense related to this program of approximately $250,000, or 30% of the salaries deferred, was recorded in 1997.

         Summary. The Company's improved operating performance and completion of the sale of $115.0 million of Notes has significantly enhanced its financial strength and improved its liquidity. As of the date of this Report, the Company has approximately $60.0 million of cash, no bank debt and a $10.0 million revolving line of credit available. The Company believes that existing cash balances, available borrowings under the Company's line of credit and cash projected to be generated from operations will provide the Company with sufficient capital resources to support its current working capital requirements and business plans for at least the next 12 months.

Quarterly Operating Results

         The following table presents unaudited quarterly operating results for each of the Company's last eight quarters. This information has been prepared by the Company on a basis consistent with the Company's audited consolidated financial statements and includes all adjustments, consisting only of normal recurring accruals, that the Company considers necessary for a fair presentation in accordance with GAAP. Such quarterly results are not necessarily indicative of future operating results. This information should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

         The following includes the results of operations for businesses acquired from their respective dates of acquisition as follows: CIS as of January 1, 1997 and Galaxy as of July 1, 1997. Net income per share is presented on a diluted basis.

         Sales of switching, transport and access products are subject to the timing of customer upgrade and new installation programs and, as a result, may contribute to significant fluctuations in the Company's future quarterly sales. The Company's operating income performance is also subject to significant quarterly fluctuations based on the mix of product sales and service revenues.


                                                                             Quarter Ended
                                           March 31, June 30,  Sept. 30, Dec. 31,  March 31,  June 30, Sept. 30, Dec. 31,
                                             1996      1996      1996      1996      1997      1997      1997      1997
                                            -------   -------   -------  -------    -------   -------   -------   -------
                                                                   (in thousands, except per share) data)


Sales of products                           $ 8,354   $ 7,682   $ 8,125  $10,250    $15,470   $19,444   $21,185   $15,293
Service revenues                              4,039     3,881     4,294    4,375      4,781     4,572     6,268     5,971
                                            -------   -------   -------  -------    -------   -------   -------   -------
  Total sales                                12,393    11,563    12,419   14,625     20,251    24,016    27,453    21,264

Cost of products sold                         6,215     4,597     4,810    5,863      9,970    11,525    12,316    10,016
Cost of services                              3,403     3,541     3,591    3,985      4,083     4,006     4,742     4,186
                                            -------   -------   -------  -------    -------   -------   -------   -------
  Total cost of sales                         9,618     8,138     8,401    9,848     14,053    15,531    17,058    14,202
                                            -------   -------   -------  -------    -------   -------   -------   -------
  Gross profit                                2,775     3,425     4,018    4,777      6,198     8,485    10,395     7,062

Engineering and development                     177       193       243      280        316       429       605       512
Selling, general and administrative           1,277     1,430     1,679    1,824      1,918     2,435     2,508     2,139
Amortization of goodwill                        111       111       142      170        284       380       546       546
                                            -------   -------   -------  -------    -------   -------   -------   -------
  Operating income                            1,210     1,691     1,954    2,503      3,680     5,241     6,736     3,865
Interest and other income                       103        55        24      303        367       225       227     1,688
Interest expense                               (103)     (104)     (101)     (11)       (29)      (24)      (26)   (1,280)
                                            -------   -------   -------  -------    -------   -------   -------   -------
  Income before income taxes                  1,210     1,642     1,877    2,795      4,018     5,442     6,937     4,273
Income taxes                                     --       224       234      287      1,406     2,014     2,566     1,550
                                            -------   -------   -------  -------    -------   --------  -------   -------
  Net income                                $ 1,210   $ 1,418   $ 1,643  $ 2,508    $ 2,612   $ 3,428   $ 4,371   $ 2,723
                                            =======   =======   =======  =======    =======   =======   =======   =======
  Net income per common share               $  0.09   $  0.10   $  0.12  $  0.15    $  0.15   $  0.18   $  0.22   $  0.14
                                            =======   =======   =======  =======    =======   =======   =======   =======


         The following table sets forth the above unaudited  quarterly financial information as a percentage of total sales:
                                                                             Quarter Ended
                                           March 31, June 30,   Sept. 30,  Dec. 31, March 31, June 30,  Sept. 30,  Dec. 31,
                                             1996      1996        1996     1996      1997      1997      1997      1997
Sales of products                              67.4%     66.4%     65.4%    70.1%      76.4%     81.0%     77.2%     71.9%
Service revenues                               32.6      33.6      34.6     29.9       23.6      19.0      22.8      28.1
                                              -----     -----     -----    -----      -----     -----     -----     -----
  Total sales                                 100.0     100.0     100.0    100.0      100.0     100.0     100.0     100.0

Cost of products sold                          50.1      39.8      38.7     40.1       49.2      48.0      44.8      47.1
Cost of services                               27.5      30.6      29.0     27.2       20.2      16.7      17.3      19.7
                                              -----     -----     -----    -----      -----     -----     -----     -----
  Total cost of sales                          77.6      70.4      67.7     67.3       69.4      64.7      62.1      66.8
                                              -----     -----     -----    -----      -----     -----     -----     -----
  Gross profit                                 22.4      29.6      32.3     32.7       30.6      35.3      37.9      33.2

Engineering and development                     1.4       1.7       2.0      1.9        1.6       1.8       2.2       2.4
Selling, general and administrative            10.3      12.3      13.5     12.5        9.4      10.1       9.2      10.0
Amortization of goodwill                        0.9       1.0       1.1      1.2        1.4       1.6       2.0       2.6
                                              -----     -----     -----    -----      -----     -----     -----     -----
  Operating income                              9.8      14.6      15.7     17.1       18.2      21.8      24.5      18.2
Interest and other income                       0.8       0.5       0.2      2.1        1.6       0.9       0.8       7.9
Interest expense                               (0.8)     (0.9)     (0.8)    (0.1)       --        --       (0.1)     (6.0)
                                              -----     -----     -----    -----      -----     -----     -----     -----
  Income before income taxes                    9.8      14.2      15.1     19.1       19.8      22.7      25.2      20.1
Income taxes                                     --       1.9       1.9      2.0        6.9       8.4       9.3       7.3
                                              -----     -----     -----    -----      -----     -----     -----     -----
  Net income                                    9.8%     12.3%     13.2%    17.1%      12.9%     14.3%     15.9%     12.8%
                                              =====     =====     =====    =====      =====     =====     =====     =====


Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and disclosure of comprehensive income and its components. This statement will be effective for the year ended December 31, 1998. Management believes this statement will not have a material impact on the Company's financial statements.


Year 2000 Issue

         As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the so-called "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

         The Company is in the process of evaluating its computer systems to determine what modifications (if any) are necessary to make such systems compatible with the year 2000 requirements. However, because many of the Company's computer systems have been put into service within the last several years, the Company does not expect any such modifications to have a material adverse effect on the Company's consolidated financial position or results of operations. There can be no assurance, however, that the computer systems of other companies on which the Company's systems rely will be timely modified, or that a failure to modify such systems by another company, or modifications that are incompatible with the Company's systems, would not have a material adverse effect on the Company.




ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Not Applicable

ITEM 8 - FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS




                                                                           Page
                                                                          Number

Report of Independent Certified Public Accountants............................25

Consolidated Balance Sheets as of December 31, 1997 and 1996..................26

Consolidated Statements of Operations for the years
  ended December 31, 1997, 1996 and 1995......................................27

Consolidated Statements of Changes in Stockholders' Equity
  for the years ended December 31, 1997, 1996 and 1995........................28

Consolidated Statements of Cash Flows for the years
  ended December 31, 1997, 1996 and 1995......................................29

Notes to Consolidated Financial Statements....................................30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of World Access, Inc.,


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 46 present fairly, in all material respects, the financial position of World Access, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP

Atlanta, Georgia
March 5, 1998


World Access, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                   December 31,
                                         -------------------------------
                                             1997              1996
                                         -------------     -------------
ASSETS
Current Assets
  Cash and equivalents                   $ 118,065,045     $  22,480,082
  Accounts receivable                       20,263,971         9,651,884
  Inventories                               22,426,918        10,657,412
  Other current assets                      10,923,723         3,533,615
                                         -------------     -------------
    Total Current Assets                   171,679,657        46,322,993
Property and equipment                       5,704,585         2,657,661
Investment in affiliate                      5,002,000            ---
Goodwill                                    31,660,201         9,526,140
Other assets                                11,236,298         2,229,172
                                         -------------     -------------
    Total  Assets                        $ 225,282,741     $  60,735,966
                                         =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt                        $      81,739     $      ---
  Accounts payable                           9,339,588         3,756,722
  Accrued payroll and benefits               2,589,461         1,605,840
  Purchase price payable                     3,700,000            ---
  Other accrued liabilities                  2,219,237         2,999,187
                                         -------------     -------------
    Total Current Liabilities               17,930,025         8,361,749
Other liabilities                              333,802            ---
Long-term debt                             115,263,984            ---
                                         -------------     -------------
    Total Liabilities                      133,527,811         8,361,749
                                         -------------     -------------
Stockholders' Equity
  Common stock, $.01 par value,
    40,000,000 shares authorized,
    19,306,235 and 16,328,513 issued and
    outstanding at December 31, 1997
    and 1996, respectively                     193,062           163,285
  Capital in excess of par value            84,162,478        58,517,279
  Note receivable from affiliate                ---             (571,634)
  Retained earnings (deficit)                7,399,390        (5,734,713)
                                         -------------     -------------
    Total Stockholders' Equity              91,754,930        52,374,217
                                         -------------     -------------
    Total Liabilities and
      Stockholders' Equity               $ 225,282,741     $  60,735,966
                                         =============     =============





The accompanying notes are an integral part of these consolidated financial statements.





World Access, Inc. and Subsidiaries
Consolidated Statements of Operations


                                               Year Ended December 31,
                                  ----------------------------------------------
                                       1997             1996             1995
                                  ------------     ------------     ------------
Sales of products                 $ 71,391,688     $ 34,411,079     $ 17,383,904
Service revenues                    21,592,794       16,589,123       12,754,585
                                  ------------     ------------     ------------
    Total Sales                     92,984,482       51,000,202       30,138,489

Cost of products sold               43,827,123       21,485,696       12,657,218
Cost of services                    17,017,674       14,519,917       11,118,411
                                  ------------     ------------     ------------
    Total Cost of Sales             60,844,797       36,005,613       23,775,629
                                  ------------     ------------     ------------
    Gross Profit                    32,139,685       14,994,589        6,362,860

Engineering and development          1,861,734          891,959          577,299
Selling, general
  and administrative                 8,999,931        6,210,324        3,124,559
Amortization of goodwill             1,755,798          533,919          157,394
Special charges                         ---              ---             980,000
                                  ------------     ------------     ------------
    Operating Income                19,522,222        7,358,387        1,523,608

Interest and other income            2,503,318          484,211          142,632
Interest expense                    (1,355,437)        (318,987)        (493,797)
                                  ------------     ------------     ------------
    Income Before Income Taxes      20,670,103        7,523,611        1,172,443

Income taxes                         7,536,000          745,069           ---
                                  ------------     ------------     ------------
    Net Income                    $ 13,134,103     $  6,778,542     $  1,172,443
                                  ============     ============     ============

Net Income Per Common Share:

    Basic                         $        .76     $        .52     $        .15
                                  ============     ============     ============
    Diluted                       $        .70     $        .46     $        .12
                                  ============     ============     ============

Weighted Average Shares Outstanding:

    Basic                           17,242,405       13,044,432        7,858,954
                                  ============     ============     ============
    Diluted                         18,707,781       14,529,994        9,083,260
                                  ============     ============     ============



The accompanying notes are an integral part of these consolidated financial statements.


World Access, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity


                                                          Capital In          Note           Retained
                                              Common       Excess of       Receivable        Earnings
                                              Stock        Par Value     from Affiliate      (Deficit)         Total
                                            ---------    ------------    --------------    ------------    ------------
Balance at January 1, 1995                  $  69,182    $ 14,776,433    $      ---        $(13,685,698)   $  1,159,917

Net income                                                                                    1,172,443       1,172,443
Issuance of 2,583,988 shares for
  stock warrants and options                   25,840       6,703,561                                         6,729,401
Issuance of 1,181,770 shares in
  private placement, net of expenses           11,818       2,857,607                                         2,869,425
Issuance of 1,351,603 shares for
  AIT acquisition                              13,516       2,259,902                                         2,273,418
Issuance of 517,050 shares for
  Westec acquisition                            5,171       1,023,279                                         1,028,450
Note receivable from affiliate, net                                            (919,836)                       (919,836)
Issuance of 5,596 shares for
  matching contribution to 401K plan               56          20,761                                            20,817
                                            ---------    ------------    --------------    ------------    ------------
Balance at December 31, 1995                  125,583      27,641,543          (919,836)    (12,513,255)     14,334,035

Net income                                                                                    6,778,542       6,778,542
Issuance of 3,487,500 shares in secondary
  public offering, net of expenses             34,875      25,296,375                                        25,331,250
Issuance of 655,364 shares for
  Sunrise acquisition                           6,553       2,990,383                                         2,996,936
Release of 318,654 shares from
  escrow for AIT acquisition                                2,042,373                                         2,042,373
Repayment of loan by affiliate, net                                             348,202                         348,202
Issuance of 50,000 shares for
  technology license                              500         137,020                                           137,520
Issuance of 246,906 shares for
  stock options and warrants                    2,469         377,629                                           380,098
Retirement of 672,419 escrowed shares
  from 1991 initial public offering            (6,724)          6,724                                                            ---
Issuance of 2,883 shares for matching
  contribution to 401K plan                        29          25,232                                            25,261
                                            ---------    ------------    --------------    ------------    ------------
Balance at December 31, 1996                  163,285      58,517,279          (571,634)     (5,734,713)     52,374,217

Net income                                                                                   13,134,103      13,134,103
Issuance of 1,285,884 shares for
  CIS acquisition                              12,859       5,601,560                                         5,614,419
Issuance of 408,205 shares for
  Galaxy acquisition                            4,082       4,768,893                                         4,772,975
Release of 159,327 shares from
  escrow for AIT acquisition                                  892,231                                           892,231
Issuance of 121,182 shares for
  AIT acquisition                               1,212       2,168,788                                         2,170,000
Release of 50,000 shares from
  escrow for Westec acquisition                               835,625                                           835,625
Repayment of loan by affiliate                                                  571,634                         571,634
Issuance of 1,155,360 shares for
  stock options and warrants                   11,553       4,594,299                                         4,605,852
Tax benefit from exercises of stock
  options and warrants                                      6,675,000                                         6,675,000
Issuance of 7,091 shares for matching
  contribution to 401K plan                        71         108,803                                           108,874
                                            ---------    ------------    --------------    ------------    ------------
Balance at December 31, 1997                $ 193,062    $ 84,162,478    $      ---        $  7,399,390    $ 91,754,930
                                            =========    ============    ==============    ============    ============


The accompanying notes are an integral part of these financial statements.

World Access, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
                                                            Year Ended December 31,
                                               -----------------------------------------------
                                                     1997             1996             1995
                                               -------------     ------------     ------------
Cash Flows From Operating Activities:
Net income                                     $  13,134,103     $  6,778,542     $  1,172,443
Adjustments to reconcile net income
  to net cash from (used by)
  operating activities:
    Depreciation and amortization                  3,096,356        1,420,052          894,484
    Income tax benefit from stock
      warrants and options                         6,675,000           ---              ---
    Provision for inventory reserves                 772,867          197,409          162,345
    Provision for bad debts                          171,574          167,612            7,568
    Stock contributed to 401K plan                   108,874           34,861           19,317
    Special charges                                   ---              ---             823,714
    Changes in operating assets and
      liabilities, net of effects
      from businesses acquired:
        Accounts receivable                       (8,796,812)        (258,167)      (6,809,851)
        Inventories                              (12,147,373)      (5,988,385)      (1,627,479)
        Accounts payable                           4,313,371          (46,669)         177,090
        Other assets and liabilities              (9,290,063)        (310,306)      (1,264,163)
                                               -------------     ------------     ------------
    Net Cash From (Used By)
      Operating Activities                        (1,962,103)       1,994,949       (6,444,532)
                                               -------------     ------------     ------------
Cash Flows From Investing Activities:
Acquisitions of businesses                        (5,945,724)        (436,791)        (649,769)
Investment in affiliate                           (5,002,000)          ---              ---
Repayments by (loans to) affiliates               (3,319,534)         348,202       (1,502,336)
Expenditures for property and equipment           (3,590,978)      (1,176,018)        (279,571)
Technology licenses                                  (21,298)        (528,050)          ---
                                               -------------     ------------     ------------
    Net Cash Used By Investing Activities        (17,879,534)      (1,792,657)      (2,431,676)
                                               -------------     ------------     ------------
Cash Flows From Financing Activities:
Issuance of long-term debt                       111,909,015           ---             ---
Net proceeds from secondary
  public offering                                     ---          25,331,250          ---
Net proceeds from private
 equity offerings                                     ---              ---           2,835,000
Proceeds from exercise of stock
  warrants and options                             4,605,852        4,251,487        2,961,207
Short-term debt borrowings (repayments)             (588,715)      (5,510,220)       4,338,556
Long-term debt repayments                             ---          (3,625,000)        (125,000)
Debt issuance costs                                 (499,552)         (56,546)          ---
                                               -------------     ------------     ------------
    Net Cash From Financing Activities           115,426,600       20,390,971       10,009,763
                                               -------------     ------------     ------------
    Increase in Cash and Equivalents              95,584,963       20,593,263        1,133,555
    Cash and Equivalents at
      Beginning of Period                         22,480,082        1,886,819          753,264
                                               -------------     ------------     ------------
    Cash and Equivalents at
      End of Period                            $ 118,065,045     $ 22,480,082     $  1,886,819
                                               =============     ============     ============
Supplemental Schedule of Noncash
  Financing and Investing Activities:
Issuance of common stock for
  businesses acquired                          $  14,285,250     $  5,039,309     $  3,301,868
Issuance of common stock for
  stockholder notes                                                                  3,828,194
Reduction in note receivable
  from affiliate to recognize
  contingent purchase price earned                                    582,500          582,500
Conversion of accounts receivable
  to investment in technology
  license                                                             241,919
Issuance of common stock for
  technology license                                                  137,520

The accompanying notes are an integral part of these financial statements.

                       WORLD ACCESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A: GENERAL

Nature of Business

         World Access, Inc. and its wholly-owned subsidiaries (the "Company") operate in one business segment as a provider of systems, products and services to the global telecommunications marketplace. The Company develops, manufactures and markets wireline and wireless switching, transport and access products primarily for the United States, Caribbean Basin and Latin American telecommunications markets. The Company's products allow telecommunications service providers to build and upgrade their central office and outside plant networks in order to provide a wide array of voice, data and video services to their business and residential customers. The Company offers digital switches, cellular base stations, fixed wireless local loop systems, intelligent multiplexers, microwave and millimeterwave radio systems and other telecommunications network equipment. The products offered by the Company include those manufactured by the Company as well as those manufactured by other telecommunications equipment companies. To support and complement its product sales, the Company also provides its customers with a broad range of design, engineering, manufacturing, testing, installation, repair and other value-added services.

Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their effective dates of acquisition (see "Note B"). All material intercompany accounts and transactions are eliminated in consolidation.

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

         The fair values of cash equivalents, accounts receivable, accounts payable and accrued expenses approximate the carrying values due to their short-term nature. The fair values of long-term debt are estimated based on current market rates and instruments with the same risk and maturities and approximate the carrying value.

Revenue Recognition

         In general, revenues are recognized when the Company's products are shipped or services are rendered. Occasionally, the Company will enter into long-term contracts which require percentage of completion accounting treatment.

         During 1997, the Company recognized approximately $5.3 million of revenues under the percentage of completion method. Of this amount, approximately $2.5 million represents costs and estimated earnings in excess of billings and is included in Other current assets on the Company's December 31, 1997 balance sheet.

Significant Customers

         A portion of the Company's total sales have been derived from significant customers. During 1997, no customer individually accounted for 10.0% of the Company's total sales. During 1996, one customer accounted for 10.9% of total sales. During 1995, two customers individually accounted for 22.7% and 15.1% of total sales.

Cash and Equivalents

         Cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less.

Accounts Receivable

         Accounts receivable are presented net of an allowance for doubtful accounts of $237,000, $265,000, and $208,000 at December 31, 1997, 1996, and
1995, respectively.

Investment in Affiliate

         During November and December 1997, the Company purchased 355,000 shares of NACT Telecommunications, Inc. ("NACT") common stock in the open market for approximately $5.0 million.

         On December 31, 1997, the Company entered into a stock purchase agreement with GST Telecommunications, Inc. ("GST") and GST USA, Inc. ("GST USA"), a wholly owned subsidiary of GST, to acquire 5,113,712 shares of NACT common stock owned by GST USA. On February 27, 1998, the Company completed this purchase increasing its ownership of NACT to approximately 67.3%. On February 24, 1998, the Company executed a definitive merger agreement with NACT to acquire the remaining 32.7% of NACT common shares (see "Note N").

Earnings Per Share

         Effective in 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options, stock warrants and convertible notes. Potential common stock shares of 1,465,376, 1,485,562 and 1,224,306 as of December 31, 1997, 1996 and
1995, respectively, have been included in computing diluted earnings per share. A total of 994,736, 401,267 and 895,744 shares of common stock for the years ended December 31, 1997, 1996 and 1995, respectively, held in escrow from certain acquisitions (see "Note B"), the Company's initial public offering (see "Note H") and the TCSI license agreement (see "Note E"), were excluded from the earnings per share calculations because the conditions for release of shares from escrow had not been satisfied.

Reclassifications

         Certain items in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

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

         In July 1995, the Company loaned the sole stockholder of AIT $1.3 million in cash in connection with a $2,330,000 interest bearing promissory note executed as an integral part of the merger agreement between the two companies. An additional $1,030,000 was to be loaned to the stockholder as specific accounts receivable, notes receivable and inventories on AIT's May 17, 1995 balance sheet were collected and/or realized by the Company. As of December 31, 1996, the Company had loaned an aggregate of $2,319,134 to the stockholder. The principal balance of the note as of December 31, 1996 was $571,634, which was fully collateralized by shares of the Company's common stock pledged by the sole stockholder. As a result of this pledge agreement, the note receivable from the stockholder was accounted for as a reduction of stockholders' equity. As of December 31, 1997, the amounts due from the stockholder were paid in full.

         In addition to the 685,970 shares noted above, the sole stockholder of AIT was issued 637,308 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $2,330,000 in potential cash payments, were to be released to the sole stockholder over a two year period ending August 15, 1997 contingent upon the realization of predefined levels of gross profit from AIT's operations during this same period. To the extent cash consideration was paid, the sole stockholder was immediately required to repay the equivalent amount of borrowings outstanding under the promissory note described above.

         Upon issuance, the 637,308 escrowed shares were valued by the Company at par value only, or $6,373. As it became probable that the conditions for release from escrow would be met, the fair market value of the shares as measured at that time, along with any contingent cash payment earned, were recorded as additional goodwill and stockholders' equity, respectively.

         As of December 31, 1997, the Company had released all 637,308 shares from escrow and paid additional cash consideration of $2,330,000 based on AIT's gross profit performance. Based on AIT's pre-tax income performance, an additional $3.1 million in purchase price was paid to the sole stockholder in August 1997 in the form of 121,182 restricted shares of the Company's common stock. The net effect of the above has been to increase goodwill and stockholder's equity by approximately $8.0 million as of December 31,1997.

         As part of a final purchase price settlement agreement entered into in August 1997, the sole stockholder of AIT pledged 280,509 shares of the Company's common stock to the Company to effectively guarantee the collectiblity of certain AIT accounts receivable. During the fourth quarter of 1997 and the first quarter of 1998, these accounts receivable were paid in full through cash proceeds from the sale of these pledged shares.

         The acquisition of AIT has been accounted for using the purchase method of accounting. Accordingly, the results of AIT's operations have been included in the accompanying consolidated financial statements from May 17, 1995, the effective date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, approximately $11.6 million, has been recorded as goodwill and is being amortized over a 15 year period.

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

         As part of the Westec Merger agreement, the sole stockholder of Westec may also receive $1.0 million in additional purchase price (the "Westec Additional Consideration") contingent upon the realization of predefined levels of pre-tax income from Westec's operations during five calendar years beginning in 1996. This additional consideration may be paid, at the option of the Company, in the form of cash or restricted shares of the Company's common stock valued at the then current market prices. If earned, the Westec Additional Consideration will be capitalized as additional goodwill and stockholders' equity, respectively.

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

         The first measurement period for purposes of releasing escrowed shares and paying Westec Additional Consideration was January 1, 1996 to December 31, 1996. Westec's pre-tax income for the first measurement period failed to meet the performance criteria required to earn any additional consideration. In reviewing Westec's pre-tax performance for the second performance period, January 1, 1997 to December 31, 1997, the Company determined that the earn-out performance criteria was met. Accordingly, 50,000 escrowed shares were accounted for as if released to Sherman and $200,000 of Westec Additional Consideration was accounted for as if paid to the sole stockholder of Westec as of December 31, 1997. The net effect of this accounting was to increase goodwill and stockholders equity by approximately $1.0 million and $800,000, respectively. The escrowed shares were released and Westec Additional Consideration was paid on February 15, 1998.

         The acquisition of Westec has been accounted for using the purchase method of accounting. Accordingly, the results of Westec's operations have been included in the accompanying consolidated financial statements from October 2, 1995, the effective date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $2.4 million, has been recorded as goodwill and is being amortized over a 15 year period.

Sunrise Acquisition

         In February 1996, the Company entered into an agreement to acquire Comtech Sunrise, Inc. ("Sunrise"), a Livermore, California based manufacturer of multiplexers, digital loop carriers and other intelligent transport and access products. On June 18, 1996, after a mandatory registration process was completed in the State of California, the transaction was completed in its final form whereby Sunrise was merged with and into Restor-Comtech, Inc., a wholly-owned subsidiary of the Company (the "Sunrise Merger"). Restor-Comtech, Inc. subsequently changed its name to Sunrise Sierra, Inc. In connection with the Sunrise Merger, the stockholders of Sunrise received approximately $100,000 in cash and 385,481 shares of the Company's common stock. These shares had an initial fair value of approximately $2.3 million.

         In addition to the 385,481 shares noted above, the stockholders of Sunrise were issued 211,765 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $1.8 million in additional purchase price (the "Sunrise Additional Consideration"), will be released to the stockholders of Sunrise contingent upon the realization of predefined levels of pre-tax income from Sunrise's operations during three one-year periods beginning January 1, 1996. The Sunrise Additional Consideration may be paid, at the option of the Company, in the form of cash or restricted shares of the Company's common stock valued at the then current market prices.

         Upon issuance, the 211,765 escrowed shares were valued by the Company at par value only, or $2,118. As it becomes probable that the conditions for release from escrow will be met, the fair market value of the shares as measured at that time, along with any Sunrise Additional Consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

         The first measurement period for purposes of releasing escrowed shares and paying Sunrise Additional Consideration was January 1, 1996 to December 31, 1996. In reviewing Sunrise's pre-tax income performance, the Company determined that the earn-out performance criteria was met. Accordingly, 58,823 escrowed shares were accounted for as if released and $500,000 of Sunrise Additional Consideration was accounted for as if paid (in the form of 58,118 restricted shares of Company common stock) as of December 31, 1996. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $700,000. The escrowed shares were released and additional shares were issued on February 15, 1997. The second measurement period was January 1, 1997 to December 31, 1997. Sunrise's pre-tax income failed to meet the performance criteria required to earn any additional consideration for that period.

         The acquisition of Sunrise has been accounted for using the purchase method of accounting. Accordingly, the results of Sunrise's operations have been included in the accompanying consolidated financial statements from January 1, 1996, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $2.3 million, has been recorded as goodwill and is being amortized over a 15 year period.

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

         In addition to the 440,874 shares noted above, the stockholders of CIS were issued 845,010 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $6.5 million in additional purchase price (the "CIS Additional Consideration"), will be released and paid to the stockholders of CIS contingent upon the realization of predefined levels of pre-tax income from CIS's operations during three one-year periods beginning January 1, 1997.

         Upon issuance, the 845,010 escrowed shares were valued by the Company at par value only, or $8,450. Once conditions for release from escrow have been met, the fair market value of the shares as measured at that time, along with any CIS Additional Consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

         The first measurement period for purposes of releasing escrowed shares and paying CIS Additional Consideration was January 1, 1997 to December 31, 1997. In reviewing CIS's pre-tax income performance as of April 30, 1997, the Company determined that it was highly probable that the conditions for release and payment for the first period would be met. Accordingly, 317,427 escrowed shares were accounted for as if released and $3.5 million of CIS Additional Consideration was accounted for as if paid as of April 30, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $6.5 million and $3.0 million, respectively, as of April 30, 1997. These escrowed shares were released and CIS Additional Consideration was paid to the former stockholders of CIS on February 15, 1998. The $3.5 million of CIS Additional Consideration earned is included in Purchase price payable on the Company's December 31, 1997 balance sheet.

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

Galaxy Acquisition

         On July 29, 1997, the Company entered into a letter of intent to acquire Galaxy Personal Communications Services, Inc. ("Galaxy"), a Norcross, Georgia based provider of system design, implementation, optimization and other value-added radio engineering and consulting services to PCS, cellular and other wireless telecommunications service providers. On August 26,1997, the transaction was completed in its final form whereby Galaxy was merged with and into Galaxy Acquisition Corp., a wholly-owned subsidiary of the Company (the "Galaxy Merger"). Galaxy Acquisition Corp. subsequently changed its name to Galaxy Personal Communications Services, Inc. In connection with the Galaxy Merger, the former stockholders of Galaxy received approximately $1.2 million in cash and 262,203 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $4.2 million.

         In addition to the 262,203 shares noted above, the former Galaxy stockholders were issued 131,101 restricted shares of the Company's common stock. These shares were immediately placed into escrow, and along with $3.5 million in additional consideration (the "Galaxy Additional Consideration"), will be released and paid to the former stockholders of Galaxy contingent upon the realization of predefined levels of pre-tax income from Galaxy's operations during four measurement periods between July 1, 1997 and December 31, 2000. The Galaxy Additional Consideration may be paid, at the option of the Company, in the form of cash or restricted shares of the Company's common stock valued at the then current market prices.

         Upon issuance, the 131,101 escrowed shares were valued by the Company at par value only, or $1,311. Once conditions for release from escrow have been met, the fair market value of the shares as measured at that time, along with any Galaxy Additional Consideration earned, will be recorded as additional goodwill and stockholders' equity, respectively.

         The first measurement period for purposes of releasing escrowed shares and paying Galaxy Additional Consideration was July 1, 1997 to December 31, 1997. In reviewing Galaxy's pre-tax income performance, the Company determined that earn-out performance criteria was met. Accordingly, 15,215 escrowed shares were accounted for as if released and $400,000 of Galaxy Additional Consideration (in the form of 14,901 restricted shares of Company common stock) were accounted for as if paid as of December 31, 1997. The net effect of this accounting was to increase goodwill and stockholders' equity by approximately $500,000 as of December 31, 1997. These escrowed shares were released and additional shares were issued to the former stockholders of Galaxy on February 15, 1998.

         The acquisition of Galaxy has been accounted for using the purchase method of accounting. Accordingly, the results of Galaxy's operations have been included in the accompanying consolidated financial statements from July 1, 1997, the effective date of acquisition as defined in the definitive agreement and plan of merger. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of acquisition. The excess of purchase price over the fair value of net assets acquired, currently estimated at approximately $5.1 million, has been recorded as goodwill and is being amortized over a 15 year period.

Pro Forma Results of Operations

         On a pro forma, unaudited basis, as if the acquisitions of AIT, Westec and Sunrise had occurred as of January 1, 1995, total sales, operating income, net income and diluted net income per common share for the year ended December 31, 1995 would have been approximately $38,100,000, $2,200,000, $1,800,000 and
$0.17, respectively.

         On a pro  forma,  unaudited  basis,  as if the  acquisition  of CIS had occurred as of January 1, 1996, total sales, operating income, net income and net income per diluted common share for the year ended December 31, 1996 would have been approximately $63,810,000, $10,680,000, $8,520,000, and $0.57,
respectively. The results of operations for Galaxy during 1996 and the first six months of 1997 were not material and therefore are not included in the pro forma disclosure.

         These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the acquisitions been in effect on the dates indicated.

NOTE C: INVENTORIES

         Inventories are stated at the lower of cost or market as determined primarily on a first-in, first-out basis. To address potentially obsolete and slow moving inventories and related market valuation adjustments, the Company charged to operations for the years ended December 31, 1997, 1996 and 1995 approximately $773,000, $197,000 and $162,000, respectively.

         Inventories consist of the following:

                                                       Dec. 31,       Dec. 31,
                                                         1997           1996
                                                      -----------    -----------
         Switching systems, frames and related
           circuit boards                             $13,445,770    $ 6,902,886
         Electronic components                          4,879,213      2,539,497
         Pay telephone parts                            1,332,835        494,315
         Work in progress                               1,744,368        437,926
         Other finished goods                           1,024,732        282,788
                                                      -----------    -----------
                                                      $22,426,918    $10,657,412
                                                      ===========    ===========


         The switching systems, frames and related circuit board inventory at December 31, 1997 includes approximately $3.8 million of consigned inventory held at Resurgens Communications Group (see "Note M").

NOTE D: PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost, less accumulated depreciation as computed using the straight-line method. Leasehold improvements are depreciated over their remaining estimated lease term. Estimated lives for other depreciable assets range from three to eight years. Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $1,040,000, $829,000 and
$690,000, respectively.

         Property and equipment consist of the following:

                                                        Dec. 31,      Dec. 31,
                                                         1997           1996
                                                     -----------    -----------

         Leasehold improvements                      $   915,258    $   686,683
         Manufacturing assembly and test equipment     9,865,060      6,463,996
         Office furniture and equipment                1,739,870      1,328,730
         Vehicles                                        129,498         84,975
                                                     -----------    -----------
                                                      12,649,686      8,564,384
         Accumulated depreciation                     (6,945,101)    (5,906,723)
                                                     -----------    -----------
                                                     $ 5,704,585    $ 2,657,661
                                                     ===========    ===========

         The Company leases various facilities and equipment under operating leases. As of December 31, 1997, future minimum payments under noncancelable operating leases with initial or remaining terms of more than one year are approximately: 1998--$750,000, 1999--$545,000, 2000--$322,000; 2001--$300,000;
and 2002--$58,000.

         Total rental expense under operating leases for the years ended December 31, 1997, 1996 and 1995 was approximately $1,732,000, $1,327,000 and
$670,000, respectively, exclusive of property taxes, insurance and other occupancy costs generally payable by the Company.

NOTE E: TECHNOLOGY LICENSES

         In March 1996, the Company entered into a memorandum of understanding with International Communication Technologies, Inc. ("ICT") and Eagle Telephonics, Inc. ("Eagle") to manufacture, market and sell a new modular, digital central office switch developed by Eagle. In July 1996, a long-term technology licensing agreement was executed by all three parties. As consideration for this license, the Company paid Eagle $250,000 in cash and provided it $450,000 of manufacturing services. The license fees paid Eagle will be amortized to expense in connection with the first 300,000 lines of phone service provided for within the switches sold by the Company, i.e. approximately $2.50 per line. In addition to the up-front consideration, the Company agreed to pay ICT certain royalties based on future sales of the switch by the Company. During 1997, the Company expensed license fees and royalties of approximately $200,000 in connection with lines sold during the year. In connection with this license and the up-front consideration paid, the Company received 1.2 million restricted shares of Eagle common stock. The fair value of these shares was not material as of December 31, 1997.

         In December 1996, the Company executed a technology licensing agreement with TCSI Corporation ("TCSI") that grants the Company the perpetual rights to incorporate TCSI's spread spectrum Code Division Multiple Access ("CDMA") based wireless technology into the Company's products sold throughout the world. Under the terms of the agreement, the Company also has the rights to use the technology covered by seven TCSI patents, all of which address digital data signals and wireless communication systems. As total consideration for this license, TCSI was paid $50,000 in cash and 25,000 shares of restricted Company common stock. These shares had an initial fair value of approximately $150,000. In addition to the 25,000 shares noted above, TCSI was issued 25,000 shares of restricted common stock. These shares were immediately placed into escrow and will be released to TCSI upon the earlier of the first commercial use of the technology by the Company or the expiration of the two year period from the date the license was executed. As of December 31, 1997, no escrowed shares had been released to TCSI.

NOTE  F:  GOODWILL

         Goodwill from acquisitions, representing the excess of purchase price paid over the value of net assets acquired, is as follows:

                                        Dec. 31,        Dec. 31,
                                          1997            1996
                                      -----------     -----------
         CIS                          $12,485,239     $   ---
         AIT                           11,557,917       6,403,187
         Galaxy                         5,089,265         ---
         Westec                         2,364,660       1,329,035
         Sunrise                        2,284,500       2,159,500
         Other                            384,902         384,902
                                      -----------     -----------
                                       34,166,483      10,276,624
         Accumulated amortization      (2,506,282)       (750,484)
                                      -----------     -----------
                                      $31,660,201     $ 9,526,140
                                      ===========     ===========

         Goodwill is being amortized on a straight-line basis over a 15 year period. The Company reviews the net carrying value of goodwill on a regular basis, and if deemed necessary, charges are recorded against current operations for any impairment in the value of these assets. No significant impairment charges have been recorded to date. Goodwill is removed from the books when fully amortized.

NOTE G: DEBT

Summary

         The Company had no debt outstanding as of December 31, 1996. Debt as of December 31, 1997 consists of the following:

                                                           Dec. 31,
                                                             1997


         Convertible subordinated notes                  $115,000,000
         Capital lease obligations and other debt             345,723
                                                         ------------
         Total debt                                       115,345,723
         Amount due within one year                           (81,739)
                                                         ------------
         Long-term debt                                  $115,263,984
                                                         ============

         Interest paid for the years ended December 31, 1997, 1996 and 1995 was $57,000, $352,000 and $507,000, respectively.

Convertible Subordinated Notes

         On October 1, 1997, the Company sold $100.0 million in aggregate principal amount of convertible subordinated notes (the "Notes") under Rule 144A of the Securities Act of 1933. The Notes bear interest at the rate of 4.5% per annum, are convertible into Company common stock at an initial price of $37.03 per share and mature on October 1, 2002. Interest on the Notes is payable on April 1 and October 1 of each year, commencing on April 1, 1998. The Notes are general unsecured obligations of the Company and are subordinate in right of payment to all existing and senior indebtedness. The Company received $97.0 million from the sale of the Notes, after the application of the initial purchasers' discount fees of $3.0 million.

         In addition to the Notes sold on October 1, 1997, the Company granted the initial purchasers an option to purchase up to an additional $15.0 million in Notes to cover over-allotments. On October 28, 1997, the initial purchasers exercised the over-allotment option in full and the Company received an additional $14,550,000, after the application of the initial purchasers' discount fees of $450,000.

         The discount fees and legal, accounting, printing and other expenses (the "Debt issuance costs") related to the Notes offering amounted to approximately $4.0 million, and are being amortized to expense over the five year term of the Notes. During 1997, the Company recognized approximately $200,000 of debt issuance cost amortization related to the Notes. Debt issuance costs of approximately $3.8 million are included in Other assets on the Company's December 31, 1997 balance sheet.

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

         Prior to 1996, the Company's principal source of debt financing since May 1992 has been with this European bank. In connection with operating losses experienced by the Company, restructuring programs implemented by the Company and violations of financial covenants established by the bank, the bank agreement was amended several times during 1992 through 1994 to defer principal payments and restructure financial covenants. In consideration for the original credit facility and the significant concessions provided during this period, the bank received warrants to purchase 360,000 shares of the Company's common stock at its then current market price of $1.25 per share.

         In July 1995, the Company received a new $2 million revolving line of credit from the bank. In consideration for the line of credit and a reduced interest rate, the Company paid the bank a $30,000 origination fee and issued the bank warrants to purchase 100,000 shares of the Company's common stock at its then current market price of $3.82 per share on or prior to October 31, 1999. In October 1995, the bank paid the Company $832,000 to exercise all 460,000 warrants (see "Note I").

         In October 1996, in connection with a secondary public equity offering completed by the Company, the Company paid the bank $3.9 million to pay off the outstanding principal balance on its term loan.

NOTE H: STOCKHOLDERS' EQUITY

         During September and October 1996, 3,487,500 shares of Company common stock were sold in a secondary public offering at a price of $8.00 per share. The Company received $26,156,250 from this offering, net of underwriting discounts. The Company incurred additional expenses of approximately $825,000 in connection with this offering.

         During June and July 1995, 1,168,000 restricted shares of the Company's common stock were sold in a private placement for a gross consideration of $2,920,000, or its then current market price of $2.50 per share. Participants in the offering also received warrants to purchase a total of 1,168,000 of additional shares of restricted common stock at $3.50 per share on or prior to June 30, 2000. Approximately $275,000 of the offering was purchased by the directors and management of the Company. In October 1995, stockholders paid the Company approximately $4.1 million to exercise all warrants issued as a result of the private offering (see "Note I").

         In connection with the Company's initial public offering in August 1991, all of the existing holders of the Company's common stock placed in escrow an aggregate of 672,419 shares of the Company's common stock. As of August 12, 1996, the termination date of the escrow agreement, the conditions for release of the shares had not been met. Accordingly, the 672,419 escrowed shares of Company common stock were returned to the Company and became authorized but unissued shares.

NOTE I: STOCK WARRANTS AND OPTIONS

Stock Warrants

         In connection with various financial transactions completed by the Company during 1992 to 1995, equity investors (see "Note H"), debtors (see "Note G") and certain consultants were issued warrants to purchase shares of the Company's common stock in the future. All of these warrants had exercise prices that were set at or above the then current market price of the Company's common stock at the respective dates of grant.

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


As of December 31, 1997, there were no warrants outstanding to purchase Company common stock except for the Director warrant plans discussed below.

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

         In December 1994, three new outside directors of the Company were awarded a total of 450,000 warrants. Each director received 150,000 warrants and each warrant entitles the director to purchase one share of the Company's common stock on or prior to December 15, 1999 per the following terms:


                           Exercise
         Warrants            Price              Vesting

         50,000              $1.50         December 15, 1995
         50,000               2.25         December 15, 1995
         50,000               4.00         December 15, 1996

         Concurrent with the above initial grant, a fourth outside director of the Company was awarded 126,000 warrants. The terms of this grant were exactly as those described above except the number of warrants at the $1.50 exercise price was set at 26,000 instead of 50,000.

         During 1997, outside directors paid the Company approximately $900,000 to exercise 358,660 warrants. As of December 31, 1997, 217,340 warrants are exercisable by the Company's outside directors under the Plan.

         In December 1994, the Company's Board of Directors awarded Steven A. Odom, who joined the Board in October 1994 and became Chairman in November 1994, an initial grant of 450,000 warrants under the Plan. Each warrant entitles Mr. Odom to purchase one share of the Company's common stock on or prior to December 15, 1999 per the following terms:

                           Exercise
         Warrants            Price              Vesting

         150,000             $1.50         December 15, 1995
         150,000              2.25         December 15, 1995
         150,000              4.00         December 15, 1996

         In August 1997, Mr. Odom paid the Company $225,000 to exercise 150,000 warrants at $1.50. As of December 31, 1997, 300,000 warrants are exercisable by Mr. Odom under the Plan.

         In December 1994, the Board also adopted the Directors Warrant Incentive Plan, pursuant to which the Board, beginning in 1997, may grant to each director on an annual basis warrants to purchase up to 50,000 shares of Company common stock at an exercise price per share equal to no less than 110% of the fair market value of the common stock at the date of grant. Warrants may only be issued under this plan if the Company's common stock has appreciated by a compounded annual average rate of in excess of 35% for the four years preceding the year of grant. In March 1997, the four outside directors of the Company were each granted warrants to purchase 50,000 shares of Company common stock at $9.21 per share. These warrants became fully vested on December 31, 1997.

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

Stock Option Plans

         In 1991, the Company's stockholders adopted the 1991 Stock Option Plan (the "1991 Plan"). The 1991 Plan, as amended, provided for the granting of up to 3,500,000 options. As of December 31, 1997, no options were available for future grant under the 1991 plan.

         In December 1997, the Company's Board of Directors authorized the adoption of the 1998 Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan, which is subject to shareholder approval, provides for the granting of up to 5,000,000 options. As of December 31, 1997, there were 4,025,000 options available for future grant under the 1998 Plan.

         These plans allow the Board of Directors to grant incentive stock options to purchase the Company's common stock at an exercise price not less than fair market value as of the grant date. Options issued under these plans typically vest over a four year period. Options awarded under the 1991 Plan and the 1998 Plan are subject to the same vesting acceleration provisions described above under the Director warrant plans.

         The following table summarizes the activity relating to both plans:

                                             Number         Average
                                           of Options        Price


Balance at January 1, 1995                  765,857         $  1.70
Options granted                           1,246,327            5.62
Options exercised                          (167,400)           1.86
Options lapsed or canceled                 (162,955)           1.93
                                          ---------
Balance at December 31, 1995              1,681,829            4.57

Options granted                             883,269            8.03
Options exercised                          (170,030)           1.47
Options lapsed or canceled                  (67,940)           5.38
                                          ---------
Balance at December 31, 1996              2,327,128            6.08

Options granted                           1,955,500           16.95
Options exercised                          (647,700)           5.77
Options lapsed or canceled                  (80,440)           7.23
                                          ---------
Balance at December 31, 1997              3,554,488           12.14
                                          =========

Exercisable at December 31, 1997          1,101,800            7.64
                                          =========

         The options outstanding at December 31, 1997 have been segregated into four price ranges for additional disclosure as follows:

                           Weighted-
                           Options          Weighted-Average          Average
  Range of               Outstanding           Remaining              Exercise
Exercise Prices          at 12/31/97        Contractual Life           Prices

$ 2.25                       78,863               1.9                  $ 1.88
  3.78-3.97                 414,500               2.7                    3.79
  7.00-9.75               1,624,125               3.7                    8.01
 19.00-25.25              1,437,000               5.0                   19.78

         In December 1995, the Company offered a voluntary salary reduction program for 1996 that resulted in the grant of 424,627 non-qualified stock options at the then current market price of $7.00 per share. Salaried employees voluntarily agreed to reduce their salaries by $849,254, i.e. $2 in exchange for each stock option granted. The options vested based upon the attainment of specific financial and operational objectives during the year. As of December 31, 1996, these options had become fully vested.

         In December 1996, the Company offered a similar voluntary salary reduction program for 1997 that resulted in the grant of 413,019 non-qualified options at the then current market price of $8.00 per share. Salaried employees voluntarily agreed to reduce their salaries by $826,038, i.e. $2 in exchange of each stock option granted. The options vested based upon the Company achieving key operational objectives during the year including 25% internal sales growth, improved inventory turnover and specific enhancements to the Company's quality and information systems designed to facilitate growth. As of December 31, 1997, these options had become fully vested.

         An additional element of the 1996 and 1997 voluntary salary reduction programs provided for the potential repayment of salaries if certain pre-tax income amounts are realized by the Company. Full repayment was earned and recorded to expense in 1996 and a 30% partial repayment was earned and recorded to expense in 1997.

         In August 1995, the Company granted its new President and Chief Operating Officer 400,000 options at $3.78 per share, the market price of the Company's common stock on the date his offer of employment was accepted. These options vest 25% on each of the first four anniversaries from the initial date of employment.

         In December 1995, the Company granted its Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer 200,000 and 50,000 options, respectively, at the then market price of $7.00 per share. The 200,000 options vested 50% on the first two anniversaries from the date of grant. The 50,000 options vested 25% immediately and the remaining 25% on each of the next three anniversaries from the date of grant.

         In December 1997, the Company made an initial grant of 975,000 options under the 1998 Plan to its Chairman and Chief Executive Officer (400,000 options), President and Chief Operating Officer (300,000 options), Executive Vice President and Chief Financial Officer (250,000 options) and Executive Vice President of Business Development (25,000 options). These options vest 25% on each of the first four anniversaries from the date of grant and are exercisable at $19.00 per share, the market price at the date of grant, and are subject to stockholder approval. Upon approval by the shareholders, the date of approval will become the measurement date for purposes of computing compensation expense, if any. If the stock price as of the measurement date exceeds $19.00, then the total compensation impact will be the difference between stock price at the measurement date and $19.00. The Company will record that expense ratably over a period of four years.

Pro Forma Results of Operations

         The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee stock options. Therefore, no compensation cost has been recognized related to stock options. If the company had elected to account for its stock options under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below:

                                        1997           1996            1995
                                   ------------     -----------     -----------
         Net Income
              As reported          $ 13,134,103     $ 6,778,542     $ 1,172,443
              Pro forma              11,380,000       6,100,000         980,000

         Basic EPS
              As reported                  0.76            0.52            0.15
              Pro forma                    0.66            0.47            0.12

         Diluted EPS
              As reported                  0.70            0.46            0.12
              Pro forma                    0.61            0.42            0.11

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Since the Company's employee stock options have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

         The fair value of each option has been estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively:

                                           1997        1996        1995
                                           ----        ----        ----

         Dividend Yield                     n/a         n/a         n/a
         Expected volatility                 44          50          50
         Risk-free interest rate            5.5         5.1         6.0
         Expected life of stock
           options (in years)               4.5         3.0         4.0

NOTE J: RETIREMENT SAVINGS PLAN

         The Company has a retirement savings 401(k) plan that covers substantially all employees. The plan provides for the employees to voluntarily contribute a portion of their compensation on a tax deferred basis and allows for the Company to make discretionary matching contributions as determined by the Board of Directors. For the years ended December 31, 1997, 1996 and 1995, the Company contributed approximately $109,000, $42,000 and $19,000, respectively, in the form of Company common stock to the Plan. In 1997, Company contributions were based on a 50% match to employee contributions, up to the first six percent contributed.

NOTE K: INCOME TAXES

         The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Certain expenses are reported for financial accounting purposes in different periods than for income tax purposes. These temporary differences arise primarily from depreciation, bad debt reserves, inventory valuation and various reserves.

         The provision for income taxes for the years ended December 31, 1997 and 1996 was computed in accordance with SFAS No. 109, "Accounting for Income Taxes" and consists of the following:

                                  Year Ended           Year Ended
                                    Dec. 31,             Dec. 31
                                     1997                 1996
                                 -----------          -----------
Current income taxes
  Federal                        $ 5,362,500          $ 1,009,003
  State                              613,000              189,188
                                 -----------          -----------
                                   5,975,500            1,198,191
                                 -----------          -----------
Deferred income taxes
  Federal                          1,400,500             (405,425)
  State                              160,000              (47,697)
                                 -----------          -----------
                                   1,560,500             (453,122)
                                 -----------          -----------
Total income taxes               $ 7,536,000          $   745,069
                                 ===========          ===========

         As of December 31, 1997, the Company has capital loss carryforwards of approximately $1.2 million expiring in 1998.

         As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees during 1997, the Company has realized a federal income tax benefit of approximately $6.7 million. This tax benefit has been accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value.

         The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

                                               Year Ended         Year Ended
                                              Dec. 31, 1997      Dec. 31, 1996
                                            -----------------  -----------------

Federal tax at statutory rate               $7,210,000  35.0%  $2,558,028  34.0%
Effect of:
  State tax, net of federal benefit            825,000   4.0      373,041   5.0
  Nondeductible purchase
    adjustments                                575,000   2.8      190,000   2.5
  Reduction in valuation allowance,
    utilization of net operating loss
    carryforwards and reduction of reserves (1,074,000) (5.3)  (2,376,000)(31.6)
                                           ------------ -----  ----------- -----
   Income tax expense                      $ 7,536,000  36.5%  $  745,069   9.9%
                                           ============ =====  =========== =====

         Significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                Dec. 31,           Dec. 31,
                                                  1997               1996
                                              -----------        -----------

Deferred tax assets
  Accrued liabilities                         $   978,594        $   793,809
  Net operating loss carryforwards                  ---            1,519,658
  Capital loss carryforwards                      493,071            480,428
  Other                                           455,001            314,646
                                              -----------        -----------
                                                1,926,666          3,108,541
Deferred tax liabilities
  Depreciation/amortization                      (496,147)          (406,481)
   Other                                         (182,367)             ---
Valuation allowance                              (493,071)          (480,428)
                                              -----------        -----------
Net deferred tax assets                       $   755,081        $ 2,221,632
                                              ===========        ===========

         The valuation allowance relates to capital losses whose use is limited to capital gains the Company would record. These losses will expire during 1998, and currently there are no foreseeable events which would allow for the utilization of the losses.

NOTE L: SPECIAL CHARGES

         In the second quarter of 1995, the Company recorded a one-time special charge of $980,000 for the following items:

         Write-down of test equipment and related tooling      $675,000
         Consolidation of repair operations                      95,000
         Retirement benefits and relocation costs               150,000
         Other                                                   60,000
                                                               --------
                                                               $980,000
                                                               ========

         As a result of the significant decline in analog circuit board repair revenues experienced by the Company in recent years, the shift in strategic focus to new digital repair services and programs offered by the Company in 1995, the acquisition of AIT and other market considerations, the Company elected to consolidate certain operations and significantly write-down the net book value of certain assets related to repair operations. These assets primarily represent test equipment, tooling, dies and diagnostic programs for the repair of analog telecommunications equipment. All of these assets were capitalized in 1988 to 1990 in connection with acquisitions made by the Company.

NOTE M: RELATED PARTY TRANSACTIONS

         In October 1997, John D. Phillips, a director of the Company, entered into a series of agreements whereby, among other things, he became the new Chairman and Chief Executive Officer of Cherry Communications Incorporated (d/b/a Resurgens Communications Group) ("Resurgens"), a facilities-based provider of international network access commonly referred to as a carriers' carrier. Resurgens was shortly thereafter placed into bankruptcy under Chapter 11 of the United States Bankruptcy Code. WorldCom, Inc. ("WorldCom"), a major customer and vendor of Resurgens, has subsequently agreed to provide Resurgens up to $28 million in financing in the form of a debtor in possession facility and other credits.

         During the fourth quarter of 1997, the Company shipped switching equipment to Resurgens. The cost of this equipment was approximately $3.8 million. On February 12, 1998, the Company executed a letter of intent to acquire Resurgens. The equipment shipped to Resurgens is included in the Company's inventory at December 31, 1997 (see "Note C").

         The Resurgens acquisition is subject to, among other things, the satisfactory completion by the Company of its due diligence investigation of Resurgens, the preparation and execution of a definitive merger agreement, the receipt of the requisite corporate and regulatory approvals and the confirmation of Resurgens' Plan of Reorganization.

NOTE N: SUBSEQUENT EVENTS

ATI Acquisition

         On December 24, 1997, the Company entered into an agreement to acquire Advanced TechCom, Inc. ("ATI"), a Wilmington, Massachusetts based designer and manufacturer of digital microwave and millimeterwave radio systems for short and long haul voice, data and/or video applications. On January 29, 1998, the transaction was completed in its final form whereby ATI was merged with and into CIS, a wholly-owned subsidiary of the Company (the "ATI Merger"). In connection with the ATI Merger, the stockholders of ATI received approximately $300,000 in cash and 418,054 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $8.0 million.

         In addition to the 418,054 shares noted above, the stockholders of ATI were issued 209,050 restricted shares of the Company's common stock. These shares were immediately placed into escrow and will be released to the stockholders of ATI contingent upon the realization of predefined levels of pre-tax net income from ATI's operations during calendar years 1998 and 1999.

         In December 1997, the Company loaned ATI approximately $4.5 million. The note receivable from ATI is included in Other assets on the Company's balance sheet at December 31, 1997.

NACT Acquisition

         In the fourth quarter of 1997, the Company began a three phase acquisition of NACT. NACT, based in Provo Utah, is a leading single-source provider of advanced telecommunications switching platforms with integrated telephony software applications and network telemanagement capabilities.

         During November and December 1997, the Company purchased 355,000 shares of NACT common stock in the open market for approximately $5.0 million (see "Note A").

         On December 31, 1997, the Company entered into a stock purchase agreement with GST and GST USA to acquire 5,113,712 shares of NACT common stock owned by GST USA, representing approximately 63% of the outstanding shares of NACT (the "Acquisition"). On February 27, 1998, the Acquisition was completed with GST USA receiving $59.7 million in cash and 1,429,907 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $23.0 million.

         On February 24, 1998 the Company entered into a merger agreement with NACT pursuant to which the Company agreed to acquire all of the shares of NACT common stock not already owned by the Company or GST USA. Pursuant to the terms of the merger agreement, each share of NACT common stock will be converted into shares of Company common stock having a value of $17.50 per share based on the average of the daily closing price of Company common stock on the Nasdaq National Market for a pre-defined period prior to the closing (the "Closing Price"), provided that if the Closing Price is more than $25.52, then each share of NACT common stock will be converted into 0.6857 shares of Company common stock. If the Closing Price is less than $20.88, then the Company may elect to terminate the agreement. The merger is subject to, among other things, the approval of the NACT stockholders and the satisfaction of certain other customary conditions.

         On August 24, 1996, Aerotel, Ltd. and Aerotel U.S.A. Inc. (collectively, "Aerotel") commenced an action against NACT and a customer of NACT in the United States District Court, Southern District of New York, alleging that telephone systems manufactured and sold by NACT incorporating prepaid debit card features infringe upon Aerotel's patent which was issued in November 1987 (the "Aerotel Patent"). Aerotel sought injunctive relief, damages in an unspecified amount, damages of up to three times damages found for willful infringement of the Aerotel Patent and an order requiring NACT to publish a written apology to Aerotel. NACT filed an answer and Counterclaim in which it denied infringement of the Aerotel Patent and sought judgement that the Aerotel patent is invalid and unenforceable and that Aerotel has misused its patent in violation of antitrust laws. NACT has denied that it has committed defamation, unfair competition and tortuous interference with prospective business relations. In August 1997, Aerotel amended its complaint to include as defendants GST, GST USA, and two former executive officers of NACT. The amended pleadings seek in excess of $18.7 million in damages and allege that GST and GST USA have infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted alleged tortious conduct by NACT. GST, GST USA, the two former executive officers of NACT have served answers denying all material allegations and intend to defend vigorously.

     Under the terms of the Company's stock purchase agreement with GST, the Company and GST have agreed to share evenly the costs of any judgement against NACT, GST and GST USA as a result of the Aerotel litigation, including NACT's legal fees. The Company believes that NACT has valid defenses to the Aerotel claims. An unfavorable decision in this action could have a material adverse effect on the Company's financial position.

Resurgens Pending Acquisition

         On February 12, 1998, the Company executed a letter of intent to acquire Resurgens (see "Note M").



Pro Forma Results of Operations

         On a pro forma, unaudited basis, as if the acquisitions of ATI and NACT had occurred as of January 1, 1996, total sales, operating income, net income
(loss) and diluted net income (loss) per common share for the years ended December 31, 1997 and 1996 would have been approximately $136,520,000 and $80,360,000; $13,608,000 and $13,000; $6,919,000 and $(629,000); and $0.37 and
$(0.04), respectively.

         These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated.

ITEM 9-CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company had no such changes and disagreements with its accountants during the period covered by this Report.

                                    PART III


ITEM 10 -DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

     The information required by this Item with respect to the Company's directors as set forth in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. The information with respect to Item 405 of Registration S-K as set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance " in the Proxy Statement is incorporated herein by reference.

Executive Officers

The information with respect to the Company's executive officers is set forth in
Item 4.5 of Part I of this Report.

ITEM 11 -EXECUTIVE COMPENSATION

The information set forth under the caption "Compensation of Directors and Executive Officers" in the Proxy Statement is incorporated herein by reference.

ITEM 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners" in the Proxy Statement is incorporated herein by reference.

ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV


ITEM 14 -EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      List of Documents filed as part of this Report

         (1)      Financial Statements

                  The index to the financial statements included in this Report within Item 8 (page 24) is incorporated herein by reference.

         (2)      Financial Statement Schedules

              Schedule                                                 Page
               Number                                                 Number
              --------                                                ------
                VIII          Valuation and Qualifying Accounts         47

         (3)      Exhibits - See Item 14 (c) below


(b)      Reports on Form 8-K

                  On October 8, 1997, the Company filed a Report on Form 8-K, announcing that on October 1, 1997 the sale of $100.0 million aggregate principal amount of convertible subordinated notes was completed.

 (c) The exhibits filed herewith and incorporated by reference herein are set forth on the Exhibit Index on page 49 hereof. Included in those exhibits are the following Executive Compensation Plans and
         Arrangements:

                 Exhibit
                 Number                            Description

                   10.1       1991 Stock Option Plan
                   10.2       Amendment to 1991 Stock Option Plan
                   10.4       Second Amendment to 1991 Stock Option Plan
                   10.6       Third Amendment to 1991 Stock Option Plan
                   10.11      Outside Directors' Warrant Plan
                   10.12      Directors' Warrant Incentive Plan
                   10.17      Fourth Amendment to 1991 Stock Option Plan
                   10.18      Fifth Amendment to 1991 Stock Option Plan
                   10.19      Amendment One to Outside Directors' Warrant Plan
                   10.20      Amendment One to Directors' Warrant Incentive Plan
                   10.21      Amendment Two to Outside Directors' Warrant Plan
                   10.22      Amendment Two to Directors' Warrant Incentive Plan
                   10.23      Sixth Amendment to 1991 Stock Option Plan
                   10.24      Severance Protection Agreement - Steven A. Odom
                   10.25      Severance Protection Agreement - Hensley E. West
                   10.26      Severance Protection Agreement - Mark A. Gergel

SCHEDULE VIII  -  VALUATION AND QUALIFYING ACCOUNTS


                                   BALANCE AT        CHARGED TO COSTS     CHARGED                               BALANCE
                                   BEGINNING OF      AND EXPENSES         TO OTHER                               END OF
           DESCRIPTION             PERIOD                                 ACCOUNTS            DEDUCTIONS         PERIOD
Year Ended December 31, 1997:
  Deducted from asset account
    Allowance for doubtful         $   265,000       $   171,574        $    35,000 (B)    $  (234,574) (A)    $   237,000
    accounts

 Year Ended December 31, 1996:
   Deducted from asset account
     Allowance for doubtful        $   207,960       $    167,612       $    30,000 (B)    $  (140,572) (A)    $   265,000
     accounts

 Year Ended December 31, 1995:
   Deducted from asset account
     Allowance for doubtful        $   230,911       $      7,568       $    25,000 (B)    $   (55,519) (A)    $   207,960
     accounts


(A) Write-off of uncollectible amounts.

(B) Reserves established from businesses acquired.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed, on its behalf by the undersigned, thereunto duly authorized.


                                         WORLD ACCESS, INC

                                         By: /s/ Steven A. Odom
                                            ------------------------------------
                                            Steven A. Odom
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Dated as of April 14, 1998


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

            Signature                          Title                   Date
----------------------------------  ----------------------------- --------------


/s/ Steven A. Odom                  Chairman and Chief            April 14, 1998
----------------------------------
 Steven A. Odom                     Executive Officer
                                    (Principal Executive
                                    Officer)

/s/ Hensley E. West                 Director, President and       April 14, 1998
----------------------------------
Hensley E. West                     Chief Operating Officer


/s/Mark A. Gergel                   Executive Vice President      April 14, 1998
----------------------------------
Mark A. Gergel                      and Chief Financial Officer
                                    (Principal Financial Officer)

/s/Martin D. Kidder                 Vice President, Controller    April 14, 1998
----------------------------------  and
Martin D. Kidder                    Secretary (Principal
                                    Accounting Officer)

/s/ Stephen J. Clearman             Director                      April 14, 1998
----------------------------------
Stephen J. Clearman
/s/ William P. O'Reilly             Director                      April 14, 1998
----------------------------------
William P. O'Reilly


/s/ John D. Phillips                Director                      April 14, 1998
----------------------------------
John D. Phillips

/s/ Stephen E. Raville              Director                      April 14, 1998
----------------------------------
Stephen E. Raville

                                  EXHIBIT INDEX

                       Exhibit No. Description of Exhibit

3.1 Restated Certificate of Incorporation of the Registrant and Amendment to Restated Certificate of Incorporation incorporated herein by reference to the Registrant's Registration Statement on Form S-18, Registration No. 33-41255-1, Exhibits 2 and 2.1, respectively, and Second Amendment to Restated Certificate of Incorporation
           incorporated herein by reference to Form 10-K for the fiscal year ended December 31, 1992 Exhibit 3.2, and Third Amendment to Restated Certificate of Incorporation incorporated herein by reference to the Registrant's registration statement on Form S-2, Amendment No. 2, filed on February 14, 1995, No. 33-87026, Exhibit 4.1-1 and Amendments to Restated Certificate of Incorporation, filed herewith.

3.2        Amended and Restated Bylaws of the Registrant.

4.1 Indenture dated as of October 1, 1997 by and between World Access, Inc. and First Union Bank, as trustee (incorporated by reference to exhibit 4.1 to the Registrant's Form 8-K, filed October 8, 1997).

10.1 World Access, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-18, filed on July 25, 1991, No. 33-41255-A).

10.2       Amendment to World Access, Inc. 1991 Stock  Option Plan (incorporated
           by   reference   to  Exhibit  10.2  to  the  Registrant's  Form  10-K
           for the year  ended  December  31, 1993, filed March 31, 1994).

10.3       Lease  Agreement  dated  August  27,  1992,  by  and  between   Batac
           Corporation  and  World  Access, Inc.  (incorporated  by reference to
           Exhibit 10.9 to the Registrant's Form 10-K for the year ended December 31, 1993, filed March 31, 1994).

10.4 Second Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Registrants' Form 10-K for the year ended December 31, 1993, filed March 31, 1994).

10.5 Registration Rights Agreement dated December 28, 1994, by and between Creditanstalt-Bankverein and World Access, Inc. (incorporated by reference to Exhibit 10.24 to the Registrants Form S-2, Amendment No. 2, filed on February 14, 1995, No 33-87026).

10.6 Third Amendment to 1991 Stock Option Plan (incorporated by reference to Exhibit 10.26 to the Registrant's Form S-2, Amendment No. 2, filed on February 14, 1995, No. 33-87026.

10.7 Master Lease Agreement dated March 2, 1995, by and between Copelco Capital, Inc. and World Access, Inc. (Incorporated by reference to
           Exhibit 10.27 to the Registrant's Form 10-K for the year ended December 31, 1994, filed on March 30, 1995).

10.8 Second Amended and Restated Loan and Security Agreement dated July 18, 1995, by and between Creditanstalt-Bankverein and World Access, Inc. (incorporated by reference to Exhibit 10.35 to the Registrant's Form 10-K for the year ended December 31, 1995, filed April 10, 1996).

10.9 First Amendment to Second Amended and Restated Loan and Security Agreement dated December 28, 1995, by and between Creditanstalt-Bankverein and World Access, Inc. (incorporated by reference to
           Exhibit 10.37 to the Registrant's Form 10-K for the year ended December 31, 1995, filed April 10, 1996).

10.10 Second Amendment to Second Amended and Restated Loan and Security Agreement dated March 29, 1996, by and between Creditanstalt-Bankverein and World Access, Inc. (incorporated by reference to
           Exhibit 10.38 to the Registrant's Form 10-K for the year ended December 31, 1995, filed April 10, 1996).

10.11      World  Access,   Inc.  Outside  Directors' Warrant Plan (incorporated
           by  reference  to  Exhibit   10.40  to  the  Registrant's  Form  10-K
           for the year  ended  December  31, 1995, filed April 10, 1996).

10.12 World Access, Inc. Directors' Warrant Incentive Plan (incorporated by reference to Exhibit 10.41 to the Registrant's Form 10-K for the year ended December 31, 1995, filed April 10, 1996).

10.13 Merger Agreement dated April 22, 1996, by and between World Access, Inc., Restor-Comtech, Inc., Michael Joe, Michael Ramlogan, Dan Lubarsky and Comtech Sunrise, Inc. (incorporated by reference to
           Exhibit 2 to the Registrant's Form 8-K, filed June 19, 1996).

10.14 Employment Agreement dated June 18, 1996, by and between Michael R. Joe and Restor-Comtech, Inc. (incorporated by reference to Exhibit 6.2h to the Registrant's Form 8-K, filed June 18, 1996).

10.15 Escrow Agreement dated June 18, 1996, by and between World Access, Inc., Restor-Comtech, Inc., Cauthen and Feldman, P.A and the former shareholders of Comtech-Sunrise, Inc. (incorporated by reference to Exhibit 2.1b to the Registrant's Form 8-K, filed June 19, 1996).

10.16 Third Amendment to Second Amended and Restated Loan and Security Agreement dated December 19, 1996, by and between World Access, Inc. and Creditanstalt-Bankverien.

10.17 Fourth Amendment to 1991 Stock Option Plan (incorporated by reference to exhibit 10.32 to the Registrant's Form 10-K for the year ended December 31, 1996, filed April 11, 1997).

10.18 Fifth Amendment to 1991 Stock Option Plan (incorporated by reference to exhibit 10.33 to the Registrant's Form 10-K for the year ended December 31, 1996, filed April 11, 1997).

10.19      Amendment   One  to   Outside   Directors' Warrant Plan (incorporated
           by  reference  to  exhibit   10.34  to  the  Registrant's  Form  10-K
           for the year  ended  December  31, 1996, filed April 11, 1997).

10.20      Amendment  One  to  Directors'   Warrant Incentive Plan (incorporated
           by  reference  to  exhibit   10.35  to  the  Registrant's  Form  10-K
           for the year  ended  December  31, 1996, filed April 11, 1997).

10.21      Amendment Two to Outside Directors' Warrant Plan.

10.22      Amendment Two to Directors' Warrant Incentive Plan.

10.23      Sixth Amendment to 1991 Stock Option Plan.

10.24 Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Steven A. Odom.

10.25 Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Hensley E. West.

10.26 Severance Protection Agreement dated November 1, 1997 by and between World Access, Inc. and Mark A. Gergel.

10.27 License Agreement dated July 1, 1996, by and between International Communication Technologies, Inc., World Access, Inc. and Eagle Telephonics, Inc (incorporated by reference to exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 1996, filed April 11, 1997).

10.28 Agreement and Plan of Merger between and among World Access, Inc. and CIS Acquisition Corp. and Thomas R. Canham; Brian A. Schuchman; and John T. Simon and Cellular Infrastructure Supply, Inc. (with exhibits thereto) (incorporated by reference to Exhibit Z to the Registrant's Form 8-K, filed April 10, 1997).

10.29 Purchase Agreement dated as of September 26, 1997 by and between World Access, Inc., BT Alex Brown Incorporated and Prudential Securities Incorporated (incorporated by reference to exhibit 10.1 to the Registrant's Form 8-K, filed October 8, 1997).

10.30 Registration Rights Agreement dated October 1, 1997 by and between World Access, Inc., BT Alex Brown Incorporated and Prudential Securities Incorporated (incorporated by reference to exhibit 10.2 to the Registrant's Form 8-K, filed October 8, 1997).

10.31 Agreement and Plan of Merger by and among World Access, Inc.,Cellular Infrastructure Supply, Inc., Advanced Techcom Inc. and Ernest H. Lin dated as of December 24, 1997 (incorporated by reference to exhibit
           2.1 to the Registrant's From 8-K, filed February 13, 1998).

10.32 Stock Purchase Agreement among World Access, Inc., GST USA, Inc., and GST Telecommunications, Inc. dated December 31, 1997, with exhibits thereto (incorporated by reference to exhibit 2.1 to the Registrant's Form 8-K, filed February 24, 1998).

10.33 Agreement and Plan of Merger and Reorganization by and among WAXS, Inc., World Access, Inc., WAXS Acquisition Corp, NACT Telecommunications, Inc. and NACT Acquisition Corp. dated February 24,1998 (incorporated by reference to exhibit 2.2 to the Registrant's Form 8-K, filed March 13, 1998).

10.34 Letter of Intent between World Access, Inc. and Cherry Communications Incorporated (d/b/a Resurgens Communications Group) dated February 12, 1998 (incorporated by reference to exhibit 99.1 to the Registrant's Form 8-K, filed February 20, 1998).

22.1       Subsidiaries of the Registrant

23.1       Consent of Price Waterhouse L.L.P.

27.1       Financial Data Schedule

Exhibit 3.1

                            CERTIFICATE OF AMENDMENT
                                       TO
                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                             RESTOR INDUSTRIES, INC.


                  RESTOR INDUSTRIES, INC. (the "Corporation"), a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does hereby certify:

                  FIRST: That, the Board of Directors of the Corporation unanimously adopted resolutions setting forth a proposed amendment to the Restated Certificate of Incorporation, as amended, of the Corporation, declaring said amendment to be advisable, and directing that said amendment be presented to the stockholders of the Corporation for consideration at the annual meeting of the stockholders. The resolution setting forth the proposed amendment is as follows:

                  "RESOLVED, that the Corporation's Restated Certificate of Incorporation, as amended, be amended by deleting Article I of the Restated Certificate of Incorporation, as amended, in its entirety and substituting the following in lieu thereof:

                  `The name of the Corporation is WORLD ACCESS, INC.'"

                  SECOND: That the foregoing amendment was adopted by the stockholders of the Corporation entitled to vote thereon at the Corporation's annual meeting of the stockholders held on May 23, 1996.

                  THIRD: That the foregoing amendment was duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

                  IN WITNESS WHEREOF, RESTOR INDUSTRIES, INC. has caused this Certificate of Amendment to be signed as of this 19th day of June, 1996.


                                              RESTOR INDUSTRIES, INC.


                                              By: /s/ Steven A. Odom
                                                 _______________________________
                                                 Steven A. Odom, Chairman of
                                                 the Board and Chief Executive
                                                 Officer
Attested by:

 /s/ Mark A. Gergel
____________________________
Mark A. Gergel,
Assistant Secretary

Exhibit 3.1


                            CERTIFICATE OF AMENDMENT
                                       TO
                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                               WORLD ACCESS, INC.


         World Access, Inc., a corporation duly authorized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify that:

         1.       The name of the corporation is World Access, Inc.

         2. The Restated Certificate of Incorporation, as amended, of the Corporation is hereby amended by deleting the text of Article IV in its entirety and substituting and replacing in lieu thereof the following:

                                  Capital Stock

                  The total number of shares of stock that the Corporation shall have authority to issue is fifty million (50,000,000), consisting of forty million (40,000,000) shares of common stock, $.01 par value per share ("Common Stock"), and ten million (10,000,000) shares of preferred stock, $.01 par value per share ("Preferred Stock").

                  The designation, relative rights, preferences and limitations of the shares of each class are as follows:

                           The shares of Common Stock may be issued from time to
                  time in one or more series of any number of shares, provided that the aggregate number of shares issued and not canceled of any and all such series shall not exceed the total number of shares of Common Stock hereinabove authorized, and with distinctive serial designations, all as shall hereafter be stated and expressed in the resolution or resolutions providing for the issue of such shares of Common Stock from time to time adopted by the Board of Directors pursuant to authority so to do which is hereby vested in the Board of Directors, and each series of shares of Common Stock may have such voting powers, full or limited, or may be without voting powers as shall be stated in said resolution or resolutions providing for the issue of such shares of Common Stock.

                           The shares of Preferred Stock may be issued from time
                  to time in one or more series of any number of shares, provided that the aggregate number of shares issued and not canceled of any and all such series shall not exceed the total number of shares of Preferred Stock hereinabove authorized, and with distinctive serial designations, all as shall hereafter be stated and expressed in the resolution or resolutions providing for the issue of such shares of

                  Preferred Stock from time to time adopted by the Board of Directors pursuant to authority so to do which is hereby vested in the Board of Directors. Each series of shares of Preferred Stock (a) may have such voting powers, full or limited, or may be without voting powers; (b) may be subject to redemption at such time or times and at such prices; (c) may be entitled to receive dividends (which may be cumulative or non-cumulative) at such rate or rates, on such conditions and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or series of stock; (d) may have such rights upon the dissolution of, or upon any distribution of the assets of, the Corporation; (e) may be made convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of shares of the Corporation at such price prices or at such rates of exchange and with such adjustments; (f) may be entitled to the benefit of a sinking fund to be applied to the purchase or redemption of shares of such series in such amount or amounts;
                  (g) may be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the
                  Corporation or any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the Corporation or any subsidiary of, any outstanding shares of the Corporation; and
                  (h) may have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof; all as shall be stated in said resolution or resolutions providing for the issue of such shares of Preferred Stock. Shares of Preferred Stock of any series that have been redeemed (whether through the operation of a sinking fund or otherwise) or that, if convertible or exchangeable, have been converted into or exchanged for shares of any other class or classes shall have the status of authorized and unissued shares of Preferred Stock of the same series and may be reissued as a part of the series of which they were originally a part or may be reclassified and reissued as part of a new series of shares of Preferred Stock to be created by resolution or resolutions of the Board of Directors or as part of any other series of shares of Preferred Stock, all subject to the conditions or restrictions on issuance set forth in the resolution or resolutions adopted by the Board of Directors providing for the issue of any series of shares of Preferred Stock.

                           Subject to the provisions of any applicable law or of
                  the Bylaws of the Corporation, as from time to time amended, with respect to the closing of the transfer books or the fixing of a record date for the determination of stockholders entitled to vote and except as otherwise provided by law or by the resolution or resolutions providing for the issue of any series of shares of Preferred Stock or any shares of a series of Common Stock as to which the voting powers have been expressly limited by the resolution or resolutions providing for the issuance of such series of Common Stock, the holders of the outstanding shares of Common Stock shall exclusively posses voting power for the election of directors and for all other purposes, each holder of record shares of Common Stock being entitled to one vote for each share of Common Stock standing in his or her name on the books of the Corporation. Except as otherwise provided by the resolution or resolutions providing for the issue of any series of shares of Preferred Stock, the holders of shares of Common Stock shall be entitled, to the exclusion of the holders of shares of
                  Preferred Stock of any and all series, to receive such dividends as from time to time may be declared by the Board of Directors. In the event of any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, after payment shall have been made to the holders of shares of Preferred Stock of the full amount to which they shall be entitled pursuant to the resolution or resolutions providing for the issue of any series of shares of Preferred Stock, the holders of shares of Common Stock shall be entitled, to the exclusion of the holders of shares of Preferred Stock of any and all series, to share, ratably according to the number of shares of Common Stock held by them, in all remaining assets of the Corporation available for distribution to its stockholders.

                           Subject   to  the   provisions   of   this   Restated
                  Certificate of Incorporation and except as otherwise provided by law, the stock of the Corporation, regardless of class, may be issued for such consideration for such corporate purposes as the Board of Directors may from time to time determine.

         3. The Restated Certificate of Incorporation, as amended, of the Corporation is hereby amended by adding Article VI thereto which shall read in its entirety as follows:


                                   ARTICLE VI

             No Written Consents in Lieu of Meeting of Stockholders

                  No action required or permitted to be taken by the stockholders of the Corporation at any annual or special meeting of the stockholders of the Corporation may be taken without a meeting, and the power to consent in writing, without a meeting, to the taking of any action is specifically denied.

         4. The Restated Certificate of Incorporation, as amended, of the Corporation is hereby amended by deleting the text of Article VII in its entirety and by substituting and replacing in lieu thereof the following:

                                   Management

                  1. The business and affairs of the Corporation shall be managed by or under the direction of a Board of Directors.

                           (a) The Board of Directors shall consist of not fewer
                  than three (3) members and not more than twelve (12) members, the exact number of authorized directors within such range to be fixed from time to time by a resolution of the Board of Directors adopted by the affirmative vote of at least a majority of the total number of authorized directors most recently fixed by the Board of Directors.

                           (b) The directors of the Corporation shall be divided
                  into three classes for the purpose of determining their terms of office. Each such class shall consist, as nearly as possible, of one-third of the total number of directors fixed by the Board of Directors. At the annual meeting of stockholders of the Corporation held in 1997, one class of directors (designated as Class I) shall be elected for a term expiring at the annual meeting of stockholders of the Corporation held in 1998, one class of directors (designated as Class II) shall be elected for a term expiring at the annual meeting of stockholders of the Corporation held in 1999, and one class of directors (designated as Class III) shall be elected for a term expiring at the annual meeting of stockholders of the Corporation held in 2000. At each succeeding annual meeting of stockholders of the Corporation, beginning in 1998, successors to the class of directors whose term expires at that annual meeting shall be elected for a term expiring at the annual meeting of stockholders of the Corporation held in the third year following the year of their election.

                           (c) If the number of directors  is changed,  then any
                  increase or decrease in such number shall be apportioned by the Board of Directors among the classes of directors so as to maintain as nearly as possible an equal number of directors in each class. No reduction in the authorized number of members of the Board of directors shall have the effect of removing any director from office before that director's term of office expires.

                           (d) Vacancies on the Board of Directors and newly created directorships resulting from an increase in the authorized number of members of the Board of Directors may be filled only by a majority of the directors, then in office, although less than a quorum, or by a sole remaining director.

                           (e) Each  director,  including a director  elected to
                  fill a vacancy or a newly created directorship, shall hold office until the next election of the class of directors to which such director belongs and until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal from office for cause.

                           (f) Any director or the entire Board of Directors may
                  be removed from any office at any time but only for cause and only by the affirmative vote of the holders of at least a majority of the voting power of all outstanding shares of capital stock of the Corporation then entitled to vote in an election of directors of the Corporation, voting as a single class.

                           (g) A majority of total directors shall  constitute a
                  quorum for the transaction of business.

                           (h) Notwithstanding the foregoing, whenever the holders of any one or more classes or series of stock issued by the Corporation shall have the right, voting separately by class or series, to elect directors at an annual or special meeting of stockholders, the election, term of office, filing of vacancies and other features of such directorships shall be governed by the terms of this Restated Certificate of Incorporation applicable thereto, such directors so elected shall not be divided into classes pursuant to this Article VII, and the number of such directors shall not be counted in determining the maximum number of directors permitted under the foregoing provision of this Article VII, in each case unless expressly provided by such terms.

                  2.  Nominations  of  persons  for  election  to the  Board  of
         Directors may be made at a meeting of stockholders of the Corporation either by or at the direction of the Board of Directors or by any stockholder or record entitled to vote in the election of directors at such meeting who has complied with the notice procedures set forth in this Paragraph 2. A stockholder who desires to nominate a person for election to the Board of Directors at a meeting of stockholders of the Corporation and who is eligible to make such nomination must give timely written notice of the proposed nomination to the secretary of the Corporation. To be timely, a stockholder's notice given pursuant to this Paragraph 2 must be received at the principal executive office of the Corporation not less than one hundred twenty (120) calendar days in advance of the date which is one year later than the date of the proxy statement of the Corporation released to stockholders in connection with the previous year's annual meeting of stockholders of the Corporation; provided, however, that if no annual meeting of stockholders of the Corporation was held in the previous year or if the date of the forthcoming annual meeting of stockholders has been changed by more than thirty (30) calendar days from the date contemplated at the time of the previous year's proxy statement or if the forthcoming meeting is not an annual meeting of stockholders of the Corporation, then to be timely such stockholder's notice must be so received not later than the close of business on the tenth day following the earlier of (a) the day on which notice of the date of the forthcoming meeting was mailed or given to stockholders by or on behalf of the Corporation or (b) the day on which public disclosure of the date of the forthcoming meeting was made by or on behalf of the Corporation. Such stockholder's notice to the secretary of the Corporation shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of capital stock of the Corporation which then are beneficially owned by such person, (iv) any other information relating to such person that is required by law or regulation to be disclosed in solicitations of proxies for the election of directors of the Corporation, and (v) such person's written consent to being named as a nominee for election as a director and to serve as a director if elected and (b) as to the stockholder giving notice (i) the name and address, as they appear in the stock records of the Corporation, of such stockholder, (ii) the class and number of shares of capital stock of the Corporation which then are beneficially owned by such stockholder, (iii) a description of all arrangements or understandings between such stockholder and each nominee for election as director and any other person or persons (naming such person or persons) relating to the nomination proposed to be made by such stockholder, and (iv) any other information required by law or regulation to be provided by a stockholder intending to nominate a person for election as a director of the Corporation. At the request of the Board of Directors, any person nominated by or at the direction of the Board of Directors for election as director of the Corporation shall furnish to the secretary of the Corporation the information concerning such nominee which is required to be set forth in a stockholder's notice of a proposed nomination. No person shall be eligible for election as a director of the Corporation unless nominated in compliance with the procedures set forth in this Paragraph 2. The chairman of a meeting of stockholders of the Corporation shall refuse to accept the nomination of any person not made in compliance with the procedures set forth in this Paragraph 2, and such defective nomination shall be disregarded.

                  3. The power to adopt, amend or repeal the Bylaws of the Corporation may be exercised by the Board of Directors of the Corporation.

                  4. Notwithstanding any provisions of this Restated Certificate of Incorporation or the Bylaws of the Corporation to the contrary, the affirmative vote of the holders of at least seventy-five percent (75%) of the voting power of all outstanding shares of capital stock of the Corporation then entitled to vote in an election of directors of the Corporation, voting as a single class, shall be required to alter, amend or repeal this Article VII or to adopt any provision of this Restated Certificate of Incorporation or the Bylaws of the Corporation which is inconsistent with this Article VII.

         5. The foregoing amendments (Items 2, 3 and 4) were adopted by the stockholders of the Corporation at their annual meeting on June 10, 1997 by stockholders holding an aggregate of 55% (9,696,036 shares), 54% (9,613,088 shares) and 55% (9,714,481 shares) of the Corporation's outstanding Common Stock, respectively.

         6. The foregoing amendments were duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, WORLD ACCESS, INC. has caused this Certificate of Amendment to be signed as of this 20th of August, 1997.

                                              WORLD ACCESS, INC.


                                              By: /s/ Hensley E. West
                                                 _______________________________
                                                 Hensley E. West, President


Attested by:


/s/ Mark A. Gergel
______________________________
Mark A. Gergel
Assistant Secretary

Exhibit 3.2




                           AMENDED AND RESTATED BYLAWS

                                       OF

                               WORLD ACCESS, INC..

                            (a Delaware corporation)

                          Adopted as of August 20, 1997


                                    ARTICLE I

                                  STOCKHOLDERS

                  1. CERTIFICATES REPRESENTING STOCK. Certificates representing stock in the Corporation shall be signed by, or in the name of, the Corporation by the Chairman or Vice-Chairman of the Board of Directors, if any, or by the President or a Vice-President and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary of the Corporation. Any or all the signatures on any such certificate may be a facsimile. in case any officer, transfer agent, or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent, or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.

                  Whenever the Corporation shall be authorized to issue more than one class of stock or more than one series of any class of stock, and whenever the Corporation shall issue any shares of its stock as partly paid stock, the certificates representing shares of any such class or series or of any such partly paid stock shall set forth thereon the statements prescribed by the General Corporation Law. Any restrictions on the transfer or registration of transfer of any shares of stock of any class or series shall be noted conspicuously on the certificate representing such shares.

                  The Corporation may issue a new certificate of stock or uncertificated shares in place of any certificate theretofore issued by it, alleged to have been lost, stolen, or destroyed, and the Board of Directors may require the owner of the lost, stolen, or destroyed certificate, or his legal representative, to give the Corporation a bond sufficient to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft, or destruction of any such certificate or the issuance of any such new certificate or uncertificated shares.

                  2. UNCERTIFICATED SHARES. Subject to any conditions imposed by the General Corporation Law, the Board of Directors of the Corporation may provide by resolution or resolutions that some or all of any or all classes or series of the stock of the Corporation shall be uncertificated shares. Within a reasonable time after the issuance or transfer of any uncertificated shares, the Corporation shall send to the registered owner thereof any written notice prescribed by the General Corporation Law.

                  3. FRACTIONAL SHARE INTERESTS. The Corporation may, but shall not be required to, issue fractions of a share. If the Corporation does not issue fractions of a share, it shall (1) arrange for the disposition of fractional interests by those entitled thereto, (2) pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined, or (3) issue scrip or warrants in registered form
(either represented by a certificate or uncertificated) or bearer form (represented by a certificate) which shall entitle the holder to receive a full share upon the surrender of such scrip or warrants aggregating a full share. A certificate for a fractional share or an uncertificated fractional share shall, but scrip or warrants shall not unless otherwise provided therein, entitle the holder to exercise voting rights, to receive dividends thereon, and to participate in any of the assets of the Corporation in the event of liquidation. The Board of Directors may cause scrip or warrants to be issued subject to the conditions that they shall become void if not exchanged for certificates representing the full shares or uncertificated full shares before a specified date, or subject to the conditions that the shares for which scrip or warrants are exchangeable way be sold by the Corporation and the proceeds thereof distributed to the holders of scrip or warrants, or subject to any other conditions which the Board of Directors may impose.

                  4. STOCK TRANSFERS. Upon compliance with provisions restricting the transfer or registration of transfer of shares of stock, if any, transfers or registration of transfers of shares of stock of the Corporation shall be made only on the stock ledger of the Corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the secretary of the Corporation or with a transfer agent or a registrar, if any, and, in the case of shares represented by certificates, on surrender of the certificate or certificates for such shares of stock properly endorsed and the payment of all taxes due thereon.

                  5. RECORD DATE FOR STOCKHOLDERS. In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which record date shall not be more than sixty nor less than ten days before the date of such meeting. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting. In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion, or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted, and which record date shall be not more than sixty days prior to such action. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.

                  6. MEANING OF CERTAIN TERMS. As used herein in respect of the right to notice of a meeting of stockholders or a waiver thereof or to participate or vote thereat or to consent or dissent in writing in lieu of a meeting, as the case may be, the term "share" or "shares" or "shares of stock" or "shares of stock" or "stockholder" or "stockholders" refers to an outstanding share or shares of stock and to a holder or holders of record of outstanding shares of stock when the Corporation is authorized to issue only one class of shares of stock, and said reference is also intended to include any outstanding share or shares of stock and any holder or holders of record of outstanding shares of stock of any class upon which or upon whom the certificate of incorporation confers such rights where there are two or more classes or series of shares of stock or upon which or upon whom a General corporation Law confers such rights notwithstanding that the certificate of incorporation may provide for more than one class or series of shares of stock, one or more of which are limited or denied such rights thereunder; provided, however, that no such right shall vest in the event of an increase or a decrease in the authorized number of shares of stock of any class or series which is otherwise denied voting rights under the provisions of the certificate of incorporation, except as any provision of law may otherwise require.

                  7.       STOCKHOLDER MEETINGS.

                  --TIME. The annual meeting shall be held on the date and at the time fixed, from time to time, by the directors, provided, that the first annual meeting shall be held on a date within thirteen months after the organization of the Corporation, and each successive annual meeting shall be held an a date within thirteen months after the date of the preceding annual meeting. A special meeting shall be hold on the date and at the time fixed by the directors.

                  --PLACE. Annual meetings and special meetings shall be held at such place, within or without the State of Delaware, as the directors may, from time to time, fix. Whenever the directors shall fail to fix such place, the meeting shall be held at the registered office of the Corporation in the State of Delaware.

                  --CALL. Annual meetings and special meetings may be called by the directors or by any officer instructed by the directors to call the meeting.

                  --NOTICE OR WAIVER OF NOTICE. Written notice of all meetings shall be given, stating the place, date, and hour of the meeting and stating the place within the city or other municipality or community at which the list of stockholders of the Corporation may be examined. The notice of an annual meeting shall state that the meeting is called for the election of directors and for the transaction of other business which may properly come before the meeting, and shall (if any other action which Could be taken at a special meeting is to be taken at such annual meeting) state the purpose or purposes. The notice of a special meeting shall in all instances state the purpose or purposes for which the meeting is called. The notice of any meeting shall also include, or be accompanied by any additional statements, information, or documents prescribed by the General Corporation Law. Except as otherwise provided by the General Corporation Law, a copy of the notice of any meeting shall be given, personally or by mail, not less than ten days nor more than sixty days before the date of the meeting, unless the lapse of the prescribed period of time shall have been waived, and directed to each stockholder at his record address or at such other address which he may have furnished by request in writing to the Secretary of the Corporation. Notice by mail shall be deemed to be given when deposited, with postage thereon prepaid, in the United States Mail. If a meeting is adjourned to another time, not more than thirty days hence, and/or to another place, and if an announcement of the adjourned time and/or place is made at the meeting, it shall not be necessary to give notice of the adjourned meeting unless the directors, after adjournment, fix a new record date for the adjourned meeting. Notice need not be given to any stockholder who submits a written waiver of notice signed by him before or after the time stated therein. Attendance of a stockholder at a meeting of stockholders shall constitute a waiver of notice of such meeting, except when the stockholder attends the meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

                  --STOCKHOLDER LIST. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every meeting of stockholders, a complete list of the stockholders, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city or other municipality or community where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present. The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by this section or the books of the Corporation, or to vote at any meeting of stockholders.

                  --CONDUCT OF MEETING. Meetings of the Stockholders shall be presided over by one of the following officers in the order of seniority and if present and acting - the Chairman of the Board, if any, the Vice-Chairman of the Board, if any, the President, a Vice-President, or, if none of the foregoing is in office and present and acting, by a chairman to be chosen by the stockholders. The Secretary of the Corporation, or in his absence, an Assistant Secretary, shall act as secretary of every meeting, but if neither the Secretary nor an Assistant Secretary is present the Chairman of the meeting shall appoint a secretary of the meeting.

                  --PROXY REPRESENTATION. Every stockholder way authorize another person or persons to act for him by proxy in all matters in which a stockholder is entitled to participate, whether by waiving notice of any meeting, voting or participating at a meeting, or expressing consent or dissent without a meeting. Every proxy must be signed by the stockholder or by his attorney-in-fact. No proxy shall be voted or acted upon after three years from its date unless such proxy provides for a longer period. A duly executed proxy shall be irrevocable if it states that it is irrevocable and, if, and only as long as, it is coupled with an interest sufficient in law to support an irrevocable power. A proxy may be made irrevocable regardless of whether the interest with which it is coupled is an interest in the stock itself or an interest in the Corporation generally.

                  --INSPECTORS. The directors, in advance of any meeting, may, but need not, appoint one or more inspectors of election to act at the meeting or any adjournment thereof. If an inspector or inspectors are not appointed, the person presiding at the meeting may, but need not, appoint one or more inspectors. in case any person who may be appointed as an inspector fails to appear or act, the vacancy may be filled by appointment made by the directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, if any, before entering upon the discharge of his duties, shall take and sign an oath faithfully to execute the duties of inspectors at such meeting with strict impartiality and according to the best of his ability. The inspectors, if any, shall determine the number of shares of stock outstanding and the voting power of each, the shares of stock represented at the meeting, the existence of a quorum, the validity and effect of proxies, and shall receive votes, ballots, or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots, or consents, determine the result and do such acts as are proper to conduct the election or vote with fairness to all Stockholders. On request of the person presiding at the meeting, the inspector or inspectors, if any, shall make a report in writing of any challenge, question, or matter determined by him or them and execute a certificate of any fact found by him or then.

                  -- QUORUM. The holders of a majority of the outstanding shares of stock shall constitute a quorum at a meeting of stockholders for the transaction of any business. The stockholders present may adjourn the meeting despite the absence of a quorum.

                  -- VOTING. Except where otherwise provided by the Certificate of Incorporation as amended, each share of stock shall entitle the holders thereof to one vote. Directors shall be elected by a plurality of the votes of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors. Any other action shall be authorized by a majority of the votes cast except where the General Corporation Law prescribes a different percentage of votes and/or a different exercise of voting power, and except as may be otherwise prescribed by the provision of the Certificate of Incorporation and the Bylaws, as amended. In the election of directors, and for any other action, voting need not be by ballot.

                  8. STOCKHOLDER ACTION WITHOUT MEETINGS. No action required or permitted to be taken by the stockholders of the Corporation at any annual or special meeting of the stockholders of the Corporation may be taken without a meeting, and the power to consent in writing, without a meeting, to the taking of any action is specifically denied.


                                   ARTICLE II

                                    DIRECTORS

                  1. FUNCTIONS AND DEFINITION. The business and affairs of the Corporation shall be managed by or under the direction of the Board of Directors of the Corporation. The Board of Directors shall have the authority to fix the compensation of the members thereof. The use of the phrase "whole board" herein refers to the total number of directors which the Corporation would have if there were no vacancies.

                  2. QUALIFICATIONS AND NUMBER. A director need not be a stockholder, a citizen of the United States, or a resident of the State of Delaware. The Board of Directors shall consist of not fewer than three (3) members and not more than twelve (12) members, the exact number of authorized directors within such range to be fixed from time to time by a resolution of the Board of Directors adopted by the affirmative vote of at least a majority of the total number of authorized directors most recently fixed by the Board of Directors.

                  3.       ELECTION AND TERM.

                  (a) The directors of the Corporation shall be divided into three classes for the purpose of determining their terms of office. Each such class shall consist, as nearly as possible, of one-third of the total number of directors fixed by the Board of Directors. At the annual meeting of stockholders of the Corporation held in 1997, one class of directors (designated as Class I) shall be elected for a term expiring at the annual meeting of stockholders of the Corporation held in 1998, one class of directors (designated as Class II) shall be elected for a term expiring at the annual meeting of stockholders of the Corporation held in 1999, and one class of directors (designated as Class III) shall be elected for a term expiring at the annual meeting of stockholders of the Corporation held in 2000. At each succeeding annual meeting of stockholders of the Corporation, beginning in 1998, successors to the class of directors whose term expires at that annual meeting shall be elected for a term expiring at the annual meeting of stockholders of the Corporation held in the third year following the year of their election.

                  (b) If the number of directors is changed, then any increase or decrease in such number shall be apportioned by the Board of Directors among the classes of directors so as to maintain as nearly as possible an equal number of directors in each class. No reduction in the authorized number of members of the Board of directors shall have the effect of removing any director from office before that director's term of office expires.

                  (c) Vacancies on the Board of Directors and newly created directorships resulting from an increase in the authorized number of members of the Board of Directors may be filled only by a majority of the directors, then in office, although less than a quorum, or by a sole remaining director.

                  (d) Each director, including a director elected to fill a vacancy or a newly created directorship, shall hold office until the next election of the class of directors to which such director belongs and until his or her successor is elected and qualified or until his or her earlier death, resignation, or removal from office for cause.

                  (e) Any director may resign at any time upon written notice to the Corporation

                  (f) Any director or the entire Board of Directors may be removed from any office at any time but only for cause and only by the affirmative vote of the holders of at least a majority of the voting power of all outstanding shares of capital stock of the Corporation then entitled to vote in an election of directors of the Corporation, voting as a single class.

                  (g) A majority of total directors shall constitute a quorum for the transaction of business.

                  (h) Notwithstanding the foregoing, whenever the holders of any one or more classes or series of stock issued by the Corporation shall have the right, voting separately by class or series, to elect directors at an annual or special meeting of stockholders, the election, term of office, filing of vacancies and other features of such directorships shall be governed by the terms of the Restated
         Certificate of Incorporation of the Corporation applicable thereto, such directors so elected shall not be divided into classes pursuant to
         Article VII of the Restated Certificate of Incorporation, and the number of such directors shall not be counted in determining the maximum number of directors permitted under the foregoing provision of
         Article VII of the Restated Certificate of Incorporation, in each case unless expressly provided by such terms.

                  (i) Nominations of persons for election to the Board of Directors may be made at a meeting of stockholders of the Corporation either by or at the direction of the Board of Directors or by any stockholder or record entitled to vote in the election of directors at such meeting who has complied with the notice procedures set forth in this paragraph. A stockholder who desires to nominate a person for election to the Board of Directors at a meeting of stockholders of the Corporation and who is eligible to make such nomination must give timely written notice of the proposed nomination to the secretary of the Corporation. To be timely, a stockholder's notice given pursuant to this paragraph must be received at the principal executive office of the Corporation not less than one hundred twenty (120) calendar days in advance of the date which is one year later than the date of the proxy statement of the Corporation released to stockholders in connection with the previous year's annual meeting of stockholders of the

         Corporation; provided, however, that if no annual meeting of stockholders of the Corporation was held in the previous year or if the date of the forthcoming annual meeting of stockholders has been changed by more than thirty (30) calendar days from the date contemplated at the time of the previous year's proxy statement or if the forthcoming meeting is not an annual meeting of stockholders of the Corporation, then to be timely such stockholder's notice must be so received not later than the close of business on the tenth day following the earlier of (a) the day on which notice of the date of the forthcoming meeting was mailed or given to stockholders by or on behalf of the Corporation or (b) the day on which public disclosure of the date of the forthcoming meeting was made by or on behalf of the Corporation. Such stockholder's notice to the secretary of the Corporation shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director (i) the name, age, business address and residence address of such person, (ii) the principal occupation or employment of such person, (iii) the class and number of shares of capital stock of the Corporation which then are beneficially owned by such person, (iv) any other information relating to such person that is required by law or regulation to be disclosed in solicitations of proxies for the election of directors of the Corporation, and (v) such person's written consent to being named as a nominee for election as a director and to serve as a director if elected and (b) as to the stockholder giving notice (i) the name and address, as they appear in the stock records of the Corporation, of such stockholder, (ii) the class and number of shares of capital stock of the Corporation which then are beneficially owned by such stockholder, (iii) a description of all arrangements or understandings between such stockholder and each nominee for election as director and any other person or persons (naming such person or persons) relating to the nomination proposed to be made by such stockholder, and (iv) any other information required by law or regulation to be provided by a stockholder intending to nominate a person for election as a director of the Corporation. At the request of the Board of Directors, any person nominated by or at the direction of the Board of Directors for election as director of the Corporation shall furnish to the secretary of the Corporation the information concerning such nominee which is required to be set forth in a stockholder's notice of a proposed nomination. No person shall be eligible for election as a director of the Corporation unless nominated in compliance with the procedures set forth in this paragraph. The chairman of a meeting of stockholders of the Corporation shall refuse to accept the nomination of any person not made in compliance with the procedures set forth in this paragraph, and such defective nomination shall be disregarded.

                  4.       MEETINGS.

                  --TIME. Meetings shall be held at such time as the Board shall fix, except that the first meeting of a newly elected board shall be held as soon after its election as the directors may conveniently assemble.

                  --PLACE.Meetings shall be held at such place within or without the State of Delaware as shall be fixed by the Board.

                  --CALL. No call shall be required for regular meetings for which the time and place have been fixed. Special meetings may be called by or at the direction of the Chairman of the Board, if any, the Vice-Chairman of the Board, if any, the President,or of a majority of the directors in office.

                  --NOTICE OR ACTUAL OR CONSTRUCTIVE WAIVER. No notice shall be required for regular meetings for which the time and place have been fixed. Written, oral, or any other mode of notice of the time and place shall be given for special meetings in sufficient time for the convenient assembly of the directors thereat. Notice need not be given to any director or to any member of a committee of directors who submits a written waiver of notice signed by him before or after the time stated therein. Attendance of any such person at a meeting shall constitute a waiver of notice of such meeting, except when he attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting is not lawfully called or convened. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the directors need be specified in any notice or written waiver of notice.

                  --QUORUM AND ACTION. A majority of the whole Board shall constitute a quorum except when a vacancy or vacancies prevents such majority, whereupon a majority of the directors in office shall constitute a quorum, provided, that such majority shall constitute at least one-third of the whole Board. A majority of the directors present, whether or not a quorum is present, may adjourn a meeting to another time and place. Except as herein otherwise provided, and except as otherwise provided by the General Corporation Law, the vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board. The quorum and voting provisions herein stated shall not be construed as conflicting with any provisions of the General corporation Law and these Bylaws which govern a meeting of directors held to fill vacancies and newly created directorships in the Board or action of disinterested directors.

                  Any member or members of the Board of Directors or of any committee designated by the Board, may participate in a meeting of the Board, or any such committee, as the case may be, by means of conference telephone or similar communications equipment by means or which all persons participating in the meeting can hear each other.

                  --CHAIRMAN OF THE MEETING. The Chairman of the Board, if any and if present and acting, shall preside at all meetings. Otherwise, the Vice-Chairman of the Board, if any and if present and acting, or the President, if present and acting, or any other director chosen by the Board, shall preside.

                  5. COMMITTEES. The Board of Directors may, by resolution passed by a majority of the whole Board, designate one or more committees, each committee to consist of one or more of the directors of the Corporation. The Board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of any member of any such committee or committees, the member or members thereof present at any meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member. Any such committee, to the extent provided in the resolution or the Board, shall have and may exercise the powers and authority of the Board of Directors in the management of the business and affairs of the Corporation with the exception of any authority the delegation of which is prohibited by Section 141 of the General Corporation Law, and may authorize the seal of the Corporation to be affixed to all papers which may require it.

                  6. WRITTEN ACTION. Any action required or permitted to be taken at any meeting of the Board of Directors or any committee thereof may be taken without a Meeting if all members of the Board or committee, as the case may be, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board or committee.


                                   ARTICLE III

                                    OFFICERS

                  The officers of the Corporation shall consist of a President, a Secretary, a Treasurer, and, if deemed necessary, expedient, or desirable by the Board of Directors, a Chairman of the Board, a Vice-Chairman of the Board, an Executive Vice-President, one or more other Vice-Presidents, one or more Assistant Secretaries, one or more Assistant Treasurers, and such other officers with such titles as the resolution of the Board of Directors choosing them shall designate. Except as may otherwise be provided in the resolution of the Board of Directors choosing him, no officer other than the Chairman or Vice-Chairman of the Board, if any, need be a director. Any number of offices may be held by the same person, as the directors may determine.

                  Unless otherwise provided in the resolution choosing him, each officer shall be chosen for a term which shall continue until the meeting of the Board of Directors following the next annual meeting of stockholders and until his successor shall have been chosen and qualified.

                  All officers of the Corporation shall have such authority and perform such duties in the management and operation of the Corporation as shall be prescribed In the resolutions of the Board of Directors designating and choosing such officers and prescribing their authority and duties, and shall have such additional authority and duties as are incident to their office except to the extent that such resolutions may be inconsistent therewith. The Secretary or an Assistant Secretary of the Corporation shall record all of the proceedings of all meetings and actions in writing of stockholders, directors, and committees of directors, and shall exercise such additional authority and perform such additional duties as the Board shall assign to him. Any officer may be removed, with or without cause, by the Board of Directors. Any vacancy in any office may be filled by the Board of Directors.

                                   ARTICLE IV
                                 CORPORATE SEAL
                  The corporate seal shall be in such form as the Board of Directors shall prescribe.


                                    ARTICLE V

                                   FISCAL YEAR

         The fiscal year of the Corporation shall be fixed, and shall be subject to change, by the Board of Directors.


                                   ARTICLE VI

                               CONTROL OVER BYLAWS

                  Subject to the provisions of the Certificate of Incorporation and the provisions of the General Corporation Law, the power to amend, alter, or repeal these Bylaws and to adopt new Bylaws may be exercised by the Board of Directors or by the stockholders.

                  I HEREBY CERTIFY that the foregoing is a full, true, and correct copy of the Bylaws of World Access, Inc., a Delaware corporation, as in effect on the date hereof.

                  WITNESS my hand and the seal of the Corporation.



                                                   /s/ Mark A. Gergel
                                                  ______________________________
                                                  Mark A.  Gergel,
                                                  Executive  Vice  President of
                                                  World Access, Inc.


(SEAL)

Exhibit 10.19


                           AMENDMENT NUMBER TWO TO THE
                             RESTOR INDUSTRIES, INC.
                         OUTSIDE DIRECTOR'S WARRANT PLAN

     Pursuant to Section 13 of the Restor Industries, Inc. Outside Directors' Warrant Plan (the "Plan"), World Access, Inc., formerly known as Restor Industries, Inc. (the "Corporation"), does hereby amend the Plan as follows:

1. The name of the Plan shall be changed to "World Access, Inc. Outside Directors' Warrant Plan."

2. Section 10 of the Plan is hereby amended by deleting Section 10 of the Plan in its entirety and substituting the following in lieu thereof:

     "10. Notwithstanding anything herein to the contrary, the Board may, in its discretion, authorize all or a portion of the Warrants to be granted to a Warrantholder or previously granted to a Warrantholder hereunder to be on terms which permit transfer by such Warrantholder to (i) the spouse, children or grandchildren of the Warrantholder ("Immediate Family Members"); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; (iii) a partnership in which such Immediate Family Members (or trusts therefor) are the only partners; or (iv) any person or entity pursuant to which the Warrantholder would be entitled to claim a charitable deduction under Section 170 of the Code, provided that in each case (x) there may be no consideration for any such transfer, (y) the Warrant Agreement pursuant to which such Warrants are granted must be approved by the Board and must expressly provide for transferability in a manner consistent with this Section, and (z) subsequent transfers of transferred Warrants shall be prohibited except by will or pursuant to the laws of descent and distribution or, in the case of any transferee that is a trust, in accordance with the terms of the governing trust agreement. Following transfer, any such Warrants shall continue to be subject to the same terms and conditions as were applicable immediately prior to such transfer, provided that for purposes hereof the term "Warrantholder" shall be deemed to refer to the transferee. The events of termination of the status as a Director of Section 9(d) hereof shall continue to be applied with respect to the original Warrantholder, following which the Warrants shall be exercisable by the transferee only to the extent and for the periods specified in Section 9 hereof. Nothing herein shall be interpreted to require the Company to provide notice to any transferee of any early termination of the Warrant granted hereunder due to the provisions of Section 9(d) hereof or any other section hereof which may provide for or permit the early termination of the Warrant."

     Except as specifically amended hereby, all other terms and provisions of the Plan shall remain in full force and effect. If not otherwise defined herein, all capitalized terms contained in this Amendment shall have the meanings ascribed to them in the Plan.

     IN WITNESS WHEREOF, pursuant to the authority granted to the undersigned by the Board of Directors of the Company, the Plan is hereby amended, effective as of this ____ day of May, 1997.



                                                 WORLD ACCESS, INC.
                                                 (f/k/a Restor Industries, Inc.)


                                                 By:____________________________
                                                    Steven A. Odom
                                                    Its Chairman of the Board
                                                    and Chief Executive Officer

Exhibit 10.20


                           AMENDMENT NUMBER TWO TO THE
                             RESTOR INDUSTRIES, INC.
                        DIRECTOR'S WARRANT INCENTIVE PLAN

     Pursuant to Section 13 of the Restor Industries, Inc. Directors' Warrant Incentive Plan (the "Plan"), World Access, Inc., formerly known as Restor Industries, Inc. (the "Corporation"), does hereby amend the Plan as follows:

1. The name of the Plan shall be changed to "World Access, Inc. Directors' Warrant Incentive Plan."

2. Section 10 of the Plan is hereby amended by deleting Section 10 of the Plan in its entirety and substituting the following in lieu thereof:

     "10. Notwithstanding anything herein to the contrary, the Board may, in its discretion, authorize all or a portion of the Warrants to be granted to a Warrantholder or previously granted to a Warrantholder hereunder to be on terms which permit transfer by such Warrantholder to (i) the spouse, children or grandchildren of the Warrantholder ("Immediate Family Members"); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; (iii) a partnership in which such Immediate Family Members (or trusts therefor) are the only partners; or (iv) any person or entity pursuant to which the Warrantholder would be entitled to claim a charitable deduction under Section 170 of the Code, provided that in each case (x) there may be no consideration for any such transfer, (y) the Warrant Agreement pursuant to which such Warrants are granted must be approved by the Board and must expressly provide for transferability in a manner consistent with this Section, and (z) subsequent transfers of transferred Warrants shall be prohibited except by will or pursuant to the laws of descent and distribution or, in the case of any transferee that is a trust, in accordance with the terms of the governing trust agreement. Following transfer, any such Warrants shall continue to be subject to the same terms and conditions as were applicable immediately prior to such transfer, provided that for purposes hereof the term "Warrantholder" shall be deemed to refer to the transferee. The events of termination of the status as a Director of Section 9(d) hereof shall continue to be applied with respect to the original Warrantholder, following which the Warrants shall be exercisable by the transferee only to the extent and for the periods specified in Section 9 hereof. Notwithstanding anything to the contrary, the original Warrantholder shall remain responsible for satisfying all withholding taxes due upon exercise of the Warrant granted hereunder. Nothing herein shall be interpreted to require the Company to provide notice to any transferee of any early termination of the Warrant granted hereunder due to the provisions of Section 9(d) hereof or any other section hereof which may provide for or permit the early termination of the Warrant."

     Except as specifically amended hereby, all other terms and provisions of the Plan shall remain in full force and effect. If not otherwise defined herein, all capitalized terms contained in this Amendment shall have the meanings ascribed to them in the Plan.

     IN WITNESS WHEREOF, pursuant to the authority granted to the undersigned by the Board of Directors of the Company, the Plan is hereby amended, effective as of this ____ day of May, 1997.



                                                 WORLD ACCESS, INC.
                                                 (f/k/a Restor Industries, Inc.)


                                                 By: ___________________________
                                                     Steven A. Odom
                                                     Its Chairman of the Board
                                                     and Chief Executive Officer

Exhibit 10.23


                              AMENDMENT SIX TO THE
                               WORLD ACCESS, INC.
                             1991 STOCK OPTION PLAN


     Pursuant to Paragraph 15 of the World Access, Inc. 1991 Stock Option Plan, as amended (as so amended, the "Plan"), World Access, Inc., formerly known as Restor Industries, Inc. (the "Corporation"), does hereby amend the Plan as follows:

1. Paragraph 4 of the Plan is hereby amended by deleting paragraph 4 of the Plan in its entirety and substituting the following in lieu thereof:

     "4. Stock. The stock subject to Options shall be authorized but unissued shares of common stock, par value $.01 per share (the "Common Stock"), or shares of the Common Stock reacquired by the Company in any manner. The aggregate number of shares of Common Stock which may be issued pursuant to the Plan is 3,500,000 subject to adjustment as provided in Paragraph 13. Any such shares of Common Stock may be issued as ISOs or Non-Qualified Options so long as the number of shares so issued does not exceed such number, as adjusted. Notwithstanding the foregoing, the Company shall not be required to reserve for issuance hereunder any shares of Common Stock unless such shares are subject to currently issued and outstanding Options. If any option granted under the Plan shall expire or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part the unpurchased shares subject to such Options shall again be available for grants of Options under the Plan."

     Except as specifically amended hereby, all other terms and provisions of the Plan shall remain in full force and effect. If not otherwise defined herein, all capitalized terms contained in this Amendment shall have the meanings ascribed to them in the Plan.

     IN WITNESS WHEREOF, pursuant to the authority granted to the undersigned by the Board of Directors of the Company, the Plan is hereby amended, effective as of this 30th day of December, 1996.


                                       WORLD ACCESS, INC.


                                       _________________________________________
                                       Mark A. Gergel
                                       Executive V.P. & Chief Financial Officer

EXHIBIT 10.24

                         SEVERANCE PROTECTION AGREEMENT


     THIS SEVERANCE PROTECTION AGREEMENT (the "Agreement") made as of November 1, 1997, by and between WORLD ACCESS, INC., a Delaware corporation (the "Company"), and STEVEN A. ODOM, an individual resident of the State of Georgia (the "Executive").

     WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a threat or occurrence of a Change in Control (as hereinafter defined) and to ensure his continued dedication and efforts in such event without undue concern for his personal financial and employment security; and

     WHEREAS, in order to induce the Executive to remain in the employ of the Company in the event of a threat or the occurrence of a Change in Control, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits in the event his employment is terminated as a result of, or in connection with, a Change in Control and to provide the Executive with certain other benefits whether or not the Executive's employment is terminated.

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

     1. Term of Agreement. This Agreement shall commence as of November 1, 1997 and shall continue in effect until October 31, 1999; provided, however, that commencing on November 1, 1999, and on each November 1st thereafter, the term of this Agreement shall automatically be extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least ninety (90) days prior thereto that the term of this Agreement shall not be so extended; and provided further, however, that notwithstanding any such notice by the Company not to extend, the term of this Agreement shall not expire prior to the expiration of twenty-four (24) months after the occurrence of a Change in Control.

     2. Definitions.

     2.1. Accrued Compensation. For purposes of this Agreement, "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date, including, without limitation, (a) base salary, (b) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, (c) vacation pay, and (d) bonuses and incentive compensation (other than the "Pro Rata Bonus" (as hereinafter defined)).

     2.2. Base Amount. For purposes of this Agreement, "Base Amount" shall mean the greater of the Executive's annual base salary (a) at the rate in effect on the Termination Date or (b) at the highest rate in effect at any time during the ninety (90) day period prior to a Change in Control, and shall include all amounts of his base salary that are deferred under the qualified and non-qualified employee benefit plans of the Company or any other agreement or arrangement.

     2.3. Bonus Amount. For purposes of this Agreement, "Bonus Amount" shall mean the average of the annual bonuses paid or payable to the Executive during the three (3) full fiscal years ended prior to the Termination Date or, if greater, the three full fiscal years ended prior to a Change in Control (or, in each case, such lesser period for which annual bonuses were paid or payable to the Executive).

     2.4. Cause. For purposes of this Agreement, a termination of employment is for "Cause" if the Executive has been convicted of a felony or a felony prosecution has been brought against the Executive or if the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board that the Executive (a) intentionally and continually failed substantially to perform his reasonably assigned duties with the Company (other than a failure resulting from the Executive's incapacity due to physical or mental illness or from the Executive's assignment of duties that would constitute "Good Reason" as hereinafter defined) which failure continued for a period of at least thirty
(30) days after a written notice of demand for substantial performance has been delivered to the Executive specifying the manner in which the Executive has failed substantially to perform, or (b) intentionally engaged in conduct which is demonstrably and materially injurious to the Company; provided, however, that
(i) where the Executive has been terminated for Cause because a felony prosecution has been brought against him and no conviction or plea of guilty or plea of nolo contendere or its equivalent results therefrom, then said termination shall no longer be deemed to have been for Cause and the Executive shall be entitled to all the benefits provided by Section 3.1.1 hereof from and after the date on which the prosecution of the Executive has been dismissed or a judgement of acquittal has been entered, whichever shall first occur; and (ii) no termination of the Executive's employment shall be for Cause as set forth in clause (b) above until (x) there shall have been delivered to the Executive a copy of a written notice setting forth that the Executive was guilty of the conduct set forth in clause (b) and specifying the particulars thereof in detail, and (y) the Executive shall have been provided an opportunity to be heard in person by the Board (with the assistance of the Executive's counsel if the Executive so desires). No act, nor failure to act, on the Executive's part, shall be considered "intentional" unless the Executive has acted or failed to act, with a lack of good faith and with a lack of reasonable belief that the Executive's action or failure to act was in the best interest of the Company.

     2.5. Change in Control. For purposes of this Agreement, a "Change in Control" shall have occurred if:

     2.5.1 a majority of the directors of the Company shall be persons other than persons: (i) for whose election proxies shall have been solicited by the Board, or (ii) who are then serving as directors appointed by the Board to fill vacancies on the Board caused by death or resignation (but not by removal) or to fill newly-created directorships;

     2.5.2 a majority of the outstanding voting power of the Company shall have been acquired or beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or any successor rule thereto) by any person (other than the Company, a subsidiary of the Company or the Executive) or Group (as defined below), which Group does not include the Executive; or

     2.5.3 there shall have occurred:

     (i) a merger or consolidation of the Company with or into another corporation (other than (A) a merger or consolidation with a subsidiary of the Company or (B) a merger or consolidation in which (1) the holders of voting stock of the Company immediately prior to the merger as a class continue to hold immediately after the merger at least a majority of all outstanding voting power of the surviving or resulting corporation or its parent and (2) all holders of each outstanding class or series of voting stock of the Company immediately prior to the merger or consolidation have the right to receive substantially the same cash, securities or other property in exchange for their voting stock of the Company as all other holders of such class or series);

     (ii) a statutory exchange of shares of one or more classes or series of outstanding voting stock of the Company for cash, securities or other property;

     (iii) the sale or other disposition of all or substantially all of the assets of the Company (in one transaction or a series of transactions); or

     (iv) the liquidation or dissolution of the Company;

     unless more than twenty-five percent (25%) of the voting stock (or the voting equity interest) of the surviving corporation or the corporation or other entity acquiring all or substantially all of the assets of the Company (in the case of a merger, consolidation or disposition of assets) or of the Company or its resulting parent corporation (in the case of a statutory share exchange) is beneficially owned by the Executive or a Group that includes the Executive.

     2.6. Group. For purposes of this Agreement, "Group" shall mean any two or more persons acting as a partnership, limited partnership, syndicate, or other group acting in concert for the purpose of acquiring, holding or disposing of voting stock of the Company.

     2.7. Disability. For purposes of this Agreement, "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform his duties with the Company for a period of one hundred eighty (180) consecutive days and the Executive has not returned to his full time employment prior to the Termination Date as stated in the "Notice of Termination" (as hereinafter defined).

     2.8. Good Reason.

     2.8.1 For purposes of this Agreement, "Good Reason" shall mean a good faith determination by the Executive, in the Executive's sole and absolute judgment, that any one or more of the following events has occurred, without the Executive's express written consent, after a Change in Control:

     (i) the assignment to the Executive of any duties materially inconsistent with the Executive's position (including status, titles and reporting requirements), authority, duties or responsibilities as in effect immediately prior to the Change in Control, or any other action by the Company that results in a material diminution in such position, authority, duties or responsibilities, excluding for this purpose isolated and inadvertent action not taken in bad faith and remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (ii) a reduction by the Company in the Executive's base salary as in effect immediately prior to the Change of Control or as the same may be increased from time to time or a change in the eligibility requirements or performance criteria under any bonus, incentive or compensation plan, program or arrangement under which the Executive is covered immediately prior to the Change of Control which adversely affects the Executive;

     (iii) the Company's requiring the Executive to be based anywhere other than within fifty (50) miles of the Executive's job location at the time of the Change of Control, provided that if the Executive's job location at such time is not within fifty (50) miles of the Company's principal executive offices, then the Company may thereafter require the Executive to be based within such fifty
(50) mile radius without such event constituting Good Reason hereunder;

     (iv) without replacement by a plan providing benefits to the Executive substantially equivalent to or greater than those discontinued, the failure by the Company to continue in effect, within its maximum stated term, any pension, bonus, incentive, stock ownership, purchase, option, life insurance, health, accident disability, or any other employee benefit plan, program or arrangement, in which the Executive is participating at the time of the Change of Control, or the taking of any action by the Company that would adversely affect the Executive's participation or materially reduce the Executive's benefits under any of such plans;

     (v) the taking of any action by the Company that would materially adversely affect the physical conditions existing at the time of the Change of Control in or under which the Executive performs his employment duties, provided that the Company may take action with respect to such conditions after a Change in Control so long as such conditions are at least commensurate with the conditions in or under which an officer of the Executive's status would customarily perform his employment duties;

     (vi) a material change in the fundamental business philosophy, direction and precepts of the Company and its subsidiaries, considered as a whole, as the same existed prior to the Change of Control; or

     (vii) any failure by the Company to comply with and satisfy Section 7.1 of this Agreement.

     2.8.2 Any event described in subsection 2.8.1(i) through (vi) which occurs prior to a Change in Control but which the Executive reasonably demonstrates (i) was at the request of a third party who has indicated an intention, or taken steps reasonably calculated, to effect a Change in Control or (ii) otherwise arose in connection with, or in anticipation of, a Change in Control which actually occurs, shall constitute Good Reason for purposes hereof, notwithstanding that it occurred prior to a Change in Control.

     2.8.3 The  Executive's  right to terminate his employment  pursuant to this
Section 2.8 shall not be affected by his incapacity due to physical or mental illness.

     2.9. Notice of Termination. For purposes of this Agreement, "Notice of Termination" shall mean a written notice of termination from the Company, following a Change in Control, of the Executive's employment which indicates the specific termination provision in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

     2.10. Pro Rata Bonus. For purposes of this Agreement, "Pro Rata Bonus" shall mean an amount equal to the Bonus Amount multiplied by a fraction the numerator of which is the number of days in the fiscal year through the Termination Date and the denominator of which is 365.

     2.11. Successors and Assigns. For purposes of this Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all of substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

     2.12. Termination Date. For purposes of this Agreement, "Termination Date" shall mean, in the case of the Executive's death, his date of death, in the case of Good Reason, the last day of employment, and in all other cases, the date specified in the Notice of Termination; provided, however, that if the Executive's employment is terminated by the Company for Cause or due to Disability, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to the Executive, provided that in the case of Disability the Executive shall not have returned to the full-time performance of his duties during such period of at least thirty (30) days.

     3. Termination of Employment.

     3.1. If, during the term of this Agreement, the Executive's employment with the Company shall be terminated within twelve (12) months following a Change in Control, the Executive shall be entitled to the following compensation and benefits.

     3.1.1 If the  Executive's  employment  with the Company shall be terminated
(i) by the Company for Cause or Disability, (ii) by reason of the Executive's death, or (iii) by the Executive other than for Good Reason, the Company shall pay to the Executive the Accrued Compensation and, if such termination is by the Company other than for Cause, a Pro Rata Bonus.

     3.1.2 If the Executive's employment with the Company shall be terminated for any reason other than as specified in Section 3.1.1, the Executive shall be entitled to the following:

     (i) the Company shall pay the Executive all Accrued Compensation and a Pro-Rata Bonus;

     (ii) the Company shall pay the Executive as severance pay and in lieu of any further compensation for periods subsequent to the Termination Date an amount in cash equal to two (2) times the sum of (A) the Base Amount and (B) the Bonus Amount;

     (iii) for twenty-four (24) months or such longer period as may be provided by the terms of the appropriate program, practice or policy (the "Continuation Period"), the Company shall, at its expense, continue on behalf of the Executive and his dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits generally made available to the Company's non-executive salaried employees at any time during the 90-day period prior to the Change in Control or at any time thereafter, provided that (A) the Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer's benefit plans, in which case the Company may reduce the coverage of any benefits it is required to provide the Executive hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Executive than the coverages and benefits required to be provided hereunder, and (B) this subsection (iii) shall not be interpreted so as to limit any benefits to which the Executive or his dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including, without limitation, retiree medical and life insurance benefits;

     (iv) the Company shall pay an amount in cash equal to the excess, if any, of (A) the lump sum actuarial equivalent of the aggregate retirement benefit the Executive would have been entitled to receive under the Company's supplemental and other retirement plans, if any, had (w) the Executive remained employed by the Company for an additional two (2) complete years of credited service, (x) his annual compensation during such period been equal to his Base Salary and the Bonus Amount, (y) the Company made employer contributions to each defined contribution plan, if any, in which the Executive was a participant at the Termination Date (in an amount equal to the amount of such contribution for the plan year immediately preceding the Termination Date) and (z) he been fully (100%) vested in his benefit under each retirement plan, if any, in which the Executive was a participant, over (B) the lump sum actuarial equivalent of the aggregate retirement benefit, if any, the Executive is actually entitled to receive under such retirement plans;

     (v) the restrictions on any outstanding incentive awards (including restricted stock and granted performance shares or units) under any incentive plan or arrangement shall lapse and such incentive award shall become 100% vested, all stock options and stock appreciation rights granted to the Executive shall become immediately exercisable and shall become 100% vested, and all performance units granted to the Executive shall become 100% vested, provided that to the extent that all or any part of any such incentive award or stock option or stock appreciation right or performance unit is not exercisable or does not vest within two (2) years from the Termination Date, then to that extent (but only to that extent) there shall be no acceleration of vesting or lapse of restrictions under this Section 3.1.2(v); and

     (vi) the Company shall, as its sole expense as incurred, provide the Executive with outplacement services the scope and provider of which shall be selected by the Executive in his sole discretion, and which shall include the provision of reasonable office space and secretarial assistance, provided that the Company's responsibility under this Section 3.1.2(vi) shall be limited to $30,000.

     3.1.3 The amounts  provided for in Sections  3.1.1 and  3.1.2(i),  (ii) and
(iv) shall be paid in a lump sum in cash within ten (10) days of the Executive's Termination Date.

     3.1.4 The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment except as provided in Section 3.1.2(iii).

     3.2. The severance pay and benefits provided for in this Section 3 shall be in lieu of any other severance or termination pay to which the Executive may be entitled under any Company severance or termination plan, program, practice or arrangement.

     3.3. The Executive's entitlement to any other compensation or benefits shall be determined in accordance with the Company's employee benefit plans and other applicable programs, policies and practices then in effect.

     4. Notice of Termination. Following a Change in Control, any purported termination of the Executive's employment by the Company shall be communicated by Notice of Termination to the Executive. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

     5. Excess Parachute Payments.

     5.1 Notwithstanding anything contained herein to the contrary, if any portion of the payments and benefits provided hereunder and benefits provided to, or for the benefit of, the Executive under any other plan or agreement of the Company (such payments or benefits are collectively referred to as the "Payments") would be subject to the excise tax (the "Excise Tax") imposed under
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or would be nondeductible by the Company pursuant to Section 280G of the Code, the Payments shall be reduced (but not below zero) if and to the extent necessary so that no portion of any Payment to be made or benefit to be provided to the Executive shall be subject to the Excise Tax or shall be nondeductible by the Company pursuant to Section 280G of the Code (such reduced amount is hereinafter referred to as the "Limited Payment Amount"). Unless the Executive shall have given prior written notice specifying a different order to the Company to effectuate the Limited Payment Amount, the Company shall reduce or eliminate the Payments, by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Determination (as hereinafter defined). Any notice given by the Executive pursuant to the immediately preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing the Executive's rights and entitlements to any benefits or compensation.

     5.2 An initial determination as to whether the Payments shall be reduced to the Limited Payment Amount pursuant to the Plan and the amount of such Limited Payment Amount shall be made by an accounting firm at the Company's expense selected by the Company which is designated as one of the six largest accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation to the Company and the Executive within thirty (30) days of the Termination Date, if applicable, and if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten (10) days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive subject to the application of Section 5.3 below.

     5.3 As a result of the uncertainty in the application of Sections 4999 and 280G of the Code, it is possible that the Payments to be made to, or provided for the benefit of, the Executive either have been made or will not be made by the Company which, in either case, will be inconsistent with the limitations provided in Section 5.1 (hereinafter referred to as an "Excess Payment" or "Underpayment", respectively). If it is established pursuant to a final determination of a court or an Internal Revenue Service (the "IRS") proceeding which has been finally and conclusively resolved that an Excess Payment has been made, such Excess Payment shall be deemed for all purposes to be a loan to the Executive made on the date the Executive received the Excess Payment and the Executive shall repay the Excess Payment to the Company on demand (but not less than ten (10) days after written notice is received by the Executive), together with interest on the Excess Payment at the "Applicable Federal Rate" (as defined in Section 1274(d) of the Code) from the date of the Executive's receipt of such Excess Payment until the date of such repayment. In the event that it is determined by (i) the Accounting Firm, the Company (which shall include the position taken by the Company on its federal income tax return) or the IRS, (ii) pursuant to a determination by a court, or (iii) upon the resolution to the Executive's satisfaction of the Dispute, that an Underpayment has occurred, the Company shall pay an amount equal to the Underpayment to the Executive within ten (10) days of such determination or resolution, together with interest on such amount at the Applicable Federal Rate from the date such amount would have been paid to the Executive until the date of payment.

     6. One Million Dollar Deduction Limit.

     6.1 Notwithstanding anything contained herein to the contrary, if any portion of the Payments would be nondeductible by the Company pursuant to
Section 162(m) of the Code, the Payments to be made to the Executive in any taxable year of the Company shall be reduced (but not below zero) if and to the extent necessary so that no portion of any Payment to be made or benefit to be provided to the Executive in such taxable year of the Company shall be nondeductible by the Company pursuant to Section 162(m) of the Code. The amount by which any Payment is reduced pursuant to the immediately preceding sentence, together with interest thereon at the Applicable Federal Rate, shall be paid by the Company to the Executive on or before the fifth business day of the immediately succeeding taxable year of the Company, subject to the application of the limitations of the immediately preceding sentence and Section 5 hereof. Unless the Executive shall have given prior written notice specifying a different order to the Company to effectuate this Section 6, the Company shall reduce or eliminate the Payments in any one taxable year of the Company by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Section 162(m) Determination (as hereinafter defined). Any notice given by the Executive pursuant to the immediately preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing the Executive's rights and entitlements to any benefits or compensation.

     6.2 The determination as to whether the Payments shall be reduced pursuant to Section 6.1 hereof and the amount of the Payments to be made in each taxable year after the application of Sections 6.1 hereof shall be made by the Accounting Firm at the Company's expense. The Accounting Firm shall provide its determination (the "Section 162(m) Determination"), together with detailed supporting calculations and documentation, to the Company and the Executive within thirty (30) days of the Termination Date. The Section 162(m) Determination shall be binding, final and conclusive upon the Company and the Executive.

     7. Successors; Binding Agreement.

     7.1 The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as he would be entitled to hereunder if he terminated his employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Termination Date hereunder. As used in the Agreement, Company shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section
7.1 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     7.2 This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devises and legatees. If the Executive should die while any amounts would still be payable to him hereunder if he had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's devise, legatee, or other designee or, if there be no such designee, to the executive's estate.

     8. Fees and Expenses. The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (a) the Executive's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment), (b) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement (including, without limitation, any such fees and expenses incurred in connection therewith) or by any other plan or arrangement maintained by the Company under which the Executive is or may be entitled to receive benefits, and (c) the Executive's hearing before the Board as contemplated in Section 2.4 of this Agreement, provided that the circumstances set forth in clauses (a) and (b) of this Section 8 (other than as a result of the Executive's termination of employment under circumstances described in Section 2.8.2) occurred on or after a Change in Control.

     9. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of
Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

     10. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the executive may have under any other agreements with the Company (except for any severance or termination agreement). Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

     11. Settlement of Claims. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Executive or others.

     12. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

     13. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Georgia without giving effect to the conflict of laws principles thereof.

     14. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the provisions hereof.

     15. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed and delivered by its duly authorized officers and has caused its proper corporate seal to be affixed hereto, and the Executive has executed and delivered this Agreement, all as of the day and year first above written.





                                                              WORLD ACCESS, INC.

[CORPORATE SEAL]

                                               By:______________________________
ATTEST:                                            Name:
                                                   Title:
_______________________
Secretary


                                                  ______________________________
                                                   STEVEN A. ODOM

EXHIBIT 10.25

                         SEVERANCE PROTECTION AGREEMENT


     THIS SEVERANCE PROTECTION AGREEMENT (the "Agreement") made as of November 1, 1997, by and between WORLD ACCESS, INC., a Delaware corporation (the "Company"), and HENSLEY E. WEST, a resident of the State of Georgia (the "Executive").

     WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a threat or occurrence of a Change in Control (as hereinafter defined) and to ensure his continued dedication and efforts in such event without undue concern for his personal financial and employment security; and

     WHEREAS, in order to induce the Executive to remain in the employ of the Company in the event of a threat or the occurrence of a Change in Control, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits in the event his employment is terminated as a result of, or in connection with, a Change in Control and to provide the Executive with certain other benefits whether or not the Executive's employment is terminated.

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

     1. Term of Agreement. This Agreement shall commence as of November 1, 1997 and shall continue in effect until October 31, 1999; provided, however, that commencing on November 1, 1999, and on each November 1st thereafter, the term of this Agreement shall automatically be extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least ninety (90) days prior thereto that the term of this Agreement shall not be so extended; and provided further, however, that notwithstanding any such notice by the Company not to extend, the term of this Agreement shall not expire prior to the expiration of twenty-four (24) months after the occurrence of a Change in Control.

     2. Definitions.

     2.1. Accrued Compensation. For purposes of this Agreement, "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date, including, without limitation, (a) base salary, (b) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, (c) vacation pay, and (d) bonuses and incentive compensation (other than the "Pro Rata Bonus" (as hereinafter defined)).

     2.2. Base Amount. For purposes of this Agreement, "Base Amount" shall mean the greater of the Executive's annual base salary (a) at the rate in effect on the Termination Date or (b) at the highest rate in effect at any time during the ninety (90) day period prior to a Change in Control, and shall include all amounts of his base salary that are deferred under the qualified and non-qualified employee benefit plans of the Company or any other agreement or arrangement.

     2.3. Bonus Amount. For purposes of this Agreement, "Bonus Amount" shall mean the average of the annual bonuses paid or payable to the Executive during the three (3) full fiscal years ended prior to the Termination Date or, if greater, the three full fiscal years ended prior to a Change in Control (or, in each case, such lesser period for which annual bonuses were paid or payable to the Executive).

     2.4. Cause. For purposes of this Agreement, a termination of employment is for "Cause" if the Executive has been convicted of a felony or a felony prosecution has been brought against the Executive or if the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board that the Executive (a) intentionally and continually failed substantially to perform his reasonably assigned duties with the Company (other than a failure resulting from the Executive's incapacity due to physical or mental illness or from the Executive's assignment of duties that would constitute "Good Reason" as hereinafter defined) which failure continued for a period of at least thirty
(30) days after a written notice of demand for substantial performance has been delivered to the Executive specifying the manner in which the Executive has failed substantially to perform, or (b) intentionally engaged in conduct which is demonstrably and materially injurious to the Company; provided, however, that
(i) where the Executive has been terminated for Cause because a felony prosecution has been brought against him and no conviction or plea of guilty or plea of nolo contendere or its equivalent results therefrom, then said termination shall no longer be deemed to have been for Cause and the Executive shall be entitled to all the benefits provided by Section 3.1.1 hereof from and after the date on which the prosecution of the Executive has been dismissed or a judgement of acquittal has been entered, whichever shall first occur; and (ii) no termination of the Executive's employment shall be for Cause as set forth in clause (b) above until (x) there shall have been delivered to the Executive a copy of a written notice setting forth that the Executive was guilty of the conduct set forth in clause (b) and specifying the particulars thereof in detail, and (y) the Executive shall have been provided an opportunity to be heard in person by the Board (with the assistance of the Executive's counsel if the Executive so desires). No act, nor failure to act, on the Executive's part, shall be considered "intentional" unless the Executive has acted or failed to act, with a lack of good faith and with a lack of reasonable belief that the Executive's action or failure to act was in the best interest of the Company.

     2.5. Change in Control. For purposes of this Agreement, a "Change in Control" shall have occurred if:

     2.5.1 a majority of the directors of the Company shall be persons other than persons: (i) for whose election proxies shall have been solicited by the Board, or (ii) who are then serving as directors appointed by the Board to fill vacancies on the Board caused by death or resignation (but not by removal) or to fill newly-created directorships;

     2.5.2 a majority of the outstanding voting power of the Company shall have been acquired or beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or any successor rule thereto) by any person (other than the Company, a subsidiary of the Company or the Executive) or Group (as defined below), which Group does not include the Executive; or

     2.5.3 there shall have occurred:

     (i) a merger or consolidation of the Company with or into another corporation (other than (A) a merger or consolidation with a subsidiary of the Company or (B) a merger or consolidation in which (1) the holders of voting stock of the Company immediately prior to the merger as a class continue to hold immediately after the merger at least a majority of all outstanding voting power of the surviving or resulting corporation or its parent and (2) all holders of each outstanding class or series of voting stock of the Company immediately prior to the merger or consolidation have the right to receive substantially the same cash, securities or other property in exchange for their voting stock of the Company as all other holders of such class or series);

     (ii) a statutory exchange of shares of one or more classes or series of outstanding voting stock of the Company for cash, securities or other property;

     (iii) the sale or other disposition of all or substantially all of the assets of the Company (in one transaction or a series of transactions); or

     (iv) the liquidation or dissolution of the Company;

     unless more than twenty-five percent (25%) of the voting stock (or the voting equity interest) of the surviving corporation or the corporation or other entity acquiring all or substantially all of the assets of the Company (in the case of a merger, consolidation or disposition of assets) or of the Company or its resulting parent corporation (in the case of a statutory share exchange) is beneficially owned by the Executive or a Group that includes the Executive.

     2.6. Group. For purposes of this Agreement, "Group" shall mean any two or more persons acting as a partnership, limited partnership, syndicate, or other group acting in concert for the purpose of acquiring, holding or disposing of voting stock of the Company.

     2.7. Disability. For purposes of this Agreement, "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform his duties with the Company for a period of one hundred eighty (180) consecutive days and the Executive has not returned to his full time employment prior to the Termination Date as stated in the "Notice of Termination" (as hereinafter defined).

     2.8. Good Reason.

     2.8.1 For purposes of this Agreement, "Good Reason" shall mean a good faith determination by the Executive, in the Executive's sole and absolute judgment, that any one or more of the following events has occurred, without the Executive's express written consent, after a Change in Control:

     (i) the assignment to the Executive of any duties materially inconsistent with the Executive's position (including status, titles and reporting requirements), authority, duties or responsibilities as in effect immediately prior to the Change in Control, or any other action by the Company that results in a material diminution in such position, authority, duties or responsibilities, excluding for this purpose isolated and inadvertent action not taken in bad faith and remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (ii) a reduction by the Company in the Executive's base salary as in effect immediately prior to the Change of Control or as the same may be increased from time to time or a change in the eligibility requirements or performance criteria under any bonus, incentive or compensation plan, program or arrangement under which the Executive is covered immediately prior to the Change of Control which adversely affects the Executive;

     (iii) the Company's requiring the Executive to be based anywhere other than within fifty (50) miles of the Executive's job location at the time of the Change of Control, provided that if the Executive's job location at such time is not within fifty (50) miles of the Company's principal executive offices, then the Company may thereafter require the Executive to be based within such fifty
(50) mile radius without such event constituting Good Reason hereunder;

     (iv) without replacement by a plan providing benefits to the Executive substantially equivalent to or greater than those discontinued, the failure by the Company to continue in effect, within its maximum stated term, any pension, bonus, incentive, stock ownership, purchase, option, life insurance, health, accident disability, or any other employee benefit plan, program or arrangement, in which the Executive is participating at the time of the Change of Control, or the taking of any action by the Company that would adversely affect the Executive's participation or materially reduce the Executive's benefits under any of such plans;

     (v) the taking of any action by the Company that would materially adversely affect the physical conditions existing at the time of the Change of Control in or under which the Executive performs his employment duties, provided that the Company may take action with respect to such conditions after a Change in Control so long as such conditions are at least commensurate with the conditions in or under which an officer of the Executive's status would customarily perform his employment duties;

     (vi) a material change in the fundamental business philosophy, direction and precepts of the Company and its subsidiaries, considered as a whole, as the same existed prior to the Change of Control; or

     (vii) any failure by the Company to comply with and satisfy Section 7.1 of this Agreement.

     2.8.2 Any event described in subsection 2.8.1(i) through (vi) which occurs prior to a Change in Control but which the Executive reasonably demonstrates (i) was at the request of a third party who has indicated an intention, or taken steps reasonably calculated, to effect a Change in Control or (ii) otherwise arose in connection with, or in anticipation of, a Change in Control which actually occurs, shall constitute Good Reason for purposes hereof, notwithstanding that it occurred prior to a Change in Control.

     2.8.3 The  Executive's  right to terminate his employment  pursuant to this
Section 2.8 shall not be affected by his incapacity due to physical or mental illness.

     2.9. Notice of Termination. For purposes of this Agreement, "Notice of Termination" shall mean a written notice of termination from the Company, following a Change in Control, of the Executive's employment which indicates the specific termination provision in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

     2.10. Pro Rata Bonus. For purposes of this Agreement, "Pro Rata Bonus" shall mean an amount equal to the Bonus Amount multiplied by a fraction the numerator of which is the number of days in the fiscal year through the Termination Date and the denominator of which is 365.

     2.11. Successors and Assigns. For purposes of this Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all of substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

     2.12. Termination Date. For purposes of this Agreement, "Termination Date" shall mean, in the case of the Executive's death, his date of death, in the case of Good Reason, the last day of employment, and in all other cases, the date specified in the Notice of Termination; provided, however, that if the Executive's employment is terminated by the Company for Cause or due to Disability, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to the Executive, provided that in the case of Disability the Executive shall not have returned to the full-time performance of his duties during such period of at least thirty (30) days.

     3. Termination of Employment.

     3.1. If, during the term of this Agreement, the Executive's employment with the Company shall be terminated within twelve (12) months following a Change in Control, the Executive shall be entitled to the following compensation and benefits.

     3.1.1. If the  Executive's  employment with the Company shall be terminated
(i) by the Company for Cause or Disability, (ii) by reason of the Executive's death, or (iii) by the Executive other than for Good Reason, the Company shall pay to the Executive the Accrued Compensation and, if such termination is by the Company other than for Cause, a Pro Rata Bonus.

     3.1.2. If the Executive's employment with the Company shall be terminated for any reason other than as specified in Section 3.1.1, the Executive shall be entitled to the following:

     (i) the Company shall pay the Executive all Accrued Compensation and a Pro-Rata Bonus;

     (ii) the Company shall pay the Executive as severance pay and in lieu of any further compensation for periods subsequent to the Termination Date an amount in cash equal to two (2) times the sum of (A) the Base Amount and (B) the Bonus Amount;

     (iii) for twenty-four (24) months or such longer period as may be provided by the terms of the appropriate program, practice or policy (the "Continuation Period"), the Company shall, at its expense, continue on behalf of the Executive and his dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits generally made available to the Company's non-executive salaried employees at any time during the 90-day period prior to the Change in Control or at any time thereafter, provided that (A) the Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer's benefit plans, in which case the Company may reduce the coverage of any benefits it is required to provide the Executive hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Executive than the coverages and benefits required to be provided hereunder, and (B) this subsection (iii) shall not be interpreted so as to limit any benefits to which the Executive or his dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including, without limitation, retiree medical and life insurance benefits;

     (iv) the Company shall pay an amount in cash equal to the excess, if any, of (A) the lump sum actuarial equivalent of the aggregate retirement benefit the Executive would have been entitled to receive under the Company's supplemental and other retirement plans, if any, had (w) the Executive remained employed by the Company for an additional two (2) complete years of credited service, (x) his annual compensation during such period been equal to his Base Salary and the Bonus Amount, (y) the Company made employer contributions to each defined contribution plan, if any, in which the Executive was a participant at the Termination Date (in an amount equal to the amount of such contribution for the plan year immediately preceding the Termination Date) and (z) he been fully (100%) vested in his benefit under each retirement plan, if any, in which the Executive was a participant, over (B) the lump sum actuarial equivalent of the aggregate retirement benefit, if any, the Executive is actually entitled to receive under such retirement plans;

     (v) the restrictions on any outstanding incentive awards (including restricted stock and granted performance shares or units) under any incentive plan or arrangement shall lapse and such incentive award shall become 100% vested, all stock options and stock appreciation rights granted to the Executive shall become immediately exercisable and shall become 100% vested, and all performance units granted to the Executive shall become 100% vested, provided that to the extent that all or any part of any such incentive award or stock option or stock appreciation right or performance unit is not exercisable or does not vest within two (2) years from the Termination Date, then to that extent (but only to that extent) there shall be no acceleration of vesting or lapse of restrictions under this Section 3.1.2(v); and

     (vi) the Company shall, as its sole expense as incurred, provide the Executive with outplacement services the scope and provider of which shall be selected by the Executive in his sole discretion, and which shall include the provision of reasonable office space and secretarial assistance, provided that the Company's responsibility under this Section 3.1.2(vi) shall be limited to $30,000.

     3.1.3 The amounts  provided for in Sections  3.1.1 and  3.1.2(i),  (ii) and
(iv) shall be paid in a lump sum in cash within ten (10) days of the Executive's Termination Date.

     3.1.4 The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment except as provided in Section 3.1.2(iii).

     3.2. The severance pay and benefits provided for in this Section 3 shall be in lieu of any other severance or termination pay to which the Executive may be entitled under any Company severance or termination plan, program, practice or arrangement.

     3.3. The Executive's entitlement to any other compensation or benefits shall be determined in accordance with the Company's employee benefit plans and other applicable programs, policies and practices then in effect.

     4. Notice of Termination. Following a Change in Control, any purported termination of the Executive's employment by the Company shall be communicated by Notice of Termination to the Executive. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

     5. Excess Parachute Payments.

     5.1 Notwithstanding anything contained herein to the contrary, if any portion of the payments and benefits provided hereunder and benefits provided to, or for the benefit of, the Executive under any other plan or agreement of the Company (such payments or benefits are collectively referred to as the "Payments") would be subject to the excise tax (the "Excise Tax") imposed under
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or would be nondeductible by the Company pursuant to Section 280G of the Code, the Payments shall be reduced (but not below zero) if and to the extent necessary so that no portion of any Payment to be made or benefit to be provided to the Executive shall be subject to the Excise Tax or shall be nondeductible by the Company pursuant to Section 280G of the Code (such reduced amount is hereinafter referred to as the "Limited Payment Amount"). Unless the Executive shall have given prior written notice specifying a different order to the Company to effectuate the Limited Payment Amount, the Company shall reduce or eliminate the Payments, by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Determination (as hereinafter defined). Any notice given by the Executive pursuant to the immediately preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing the Executive's rights and entitlements to any benefits or compensation.

     5.2 An initial determination as to whether the Payments shall be reduced to the Limited Payment Amount pursuant to the Plan and the amount of such Limited Payment Amount shall be made by an accounting firm at the Company's expense selected by the Company which is designated as one of the six largest accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation to the Company and the Executive within thirty (30) days of the Termination Date, if applicable, and if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten (10) days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive subject to the application of Section 5.3 below.

     5.3 As a result of the uncertainty in the application of Sections 4999 and 280G of the Code, it is possible that the Payments to be made to, or provided for the benefit of, the Executive either have been made or will not be made by the Company which, in either case, will be inconsistent with the limitations provided in Section 5.1 (hereinafter referred to as an "Excess Payment" or "Underpayment", respectively). If it is established pursuant to a final determination of a court or an Internal Revenue Service (the "IRS") proceeding which has been finally and conclusively resolved that an Excess Payment has been made, such Excess Payment shall be deemed for all purposes to be a loan to the Executive made on the date the Executive received the Excess Payment and the Executive shall repay the Excess Payment to the Company on demand (but not less than ten (10) days after written notice is received by the Executive), together with interest on the Excess Payment at the "Applicable Federal Rate" (as defined in Section 1274(d) of the Code) from the date of the Executive's receipt of such Excess Payment until the date of such repayment. In the event that it is determined by (i) the Accounting Firm, the Company (which shall include the position taken by the Company on its federal income tax return) or the IRS, (ii) pursuant to a determination by a court, or (iii) upon the resolution to the Executive's satisfaction of the Dispute, that an Underpayment has occurred, the Company shall pay an amount equal to the Underpayment to the Executive within ten (10) days of such determination or resolution, together with interest on such amount at the Applicable Federal Rate from the date such amount would have been paid to the Executive until the date of payment.

     6. One Million Dollar Deduction Limit.

     6.1 Notwithstanding anything contained herein to the contrary, if any portion of the Payments would be nondeductible by the Company pursuant to
Section 162(m) of the Code, the Payments to be made to the Executive in any taxable year of the Company shall be reduced (but not below zero) if and to the extent necessary so that no portion of any Payment to be made or benefit to be provided to the Executive in such taxable year of the Company shall be nondeductible by the Company pursuant to Section 162(m) of the Code. The amount by which any Payment is reduced pursuant to the immediately preceding sentence, together with interest thereon at the Applicable Federal Rate, shall be paid by the Company to the Executive on or before the fifth business day of the immediately succeeding taxable year of the Company, subject to the application of the limitations of the immediately preceding sentence and Section 5 hereof. Unless the Executive shall have given prior written notice specifying a different order to the Company to effectuate this Section 6, the Company shall reduce or eliminate the Payments in any one taxable year of the Company by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Section 162(m) Determination (as hereinafter defined). Any notice given by the Executive pursuant to the immediately preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing the Executive's rights and entitlements to any benefits or compensation.

     6.2 The determination as to whether the Payments shall be reduced pursuant to Section 6.1 hereof and the amount of the Payments to be made in each taxable year after the application of Sections 6.1 hereof shall be made by the Accounting Firm at the Company's expense. The Accounting Firm shall provide its determination (the "Section 162(m) Determination"), together with detailed supporting calculations and documentation, to the Company and the Executive within thirty (30) days of the Termination Date. The Section 162(m) Determination shall be binding, final and conclusive upon the Company and the Executive.

     7. Successors; Binding Agreement.

     7.1 The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as he would be entitled to hereunder if he terminated his employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Termination Date hereunder. As used in the Agreement, Company shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section
7.1 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     7.2 This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devises and legatees. If the Executive should die while any amounts would still be payable to him hereunder if he had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's devise, legatee, or other designee or, if there be no such designee, to the executive's estate.

     8. Fees and Expenses. The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (a) the Executive's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment), (b) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement (including, without limitation, any such fees and expenses incurred in connection therewith) or by any other plan or arrangement maintained by the Company under which the Executive is or may be entitled to receive benefits, and (c) the Executive's hearing before the Board as contemplated in Section 2.4 of this Agreement, provided that the circumstances set forth in clauses (a) and (b) of this Section 8 (other than as a result of the Executive's termination of employment under circumstances described in Section 2.8.2) occurred on or after a Change in Control.

     9. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of
Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

     10. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the executive may have under any other agreements with the Company (except for any severance or termination agreement). Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

     11. Settlement of Claims. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Executive or others.

     12. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

     13. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Georgia without giving effect to the conflict of laws principles thereof.

     14. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the provisions hereof.

     15. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed and delivered by its duly authorized officers and has caused its proper corporate seal to be affixed hereto, and the Executive has executed and delivered this Agreement, all as of the day and year first above written.




                                                    WORLD ACCESS, INC.

[CORPORATE SEAL]

                                               By:______________________________
ATTEST:                                            Name:
                                                   Title:
_______________________
Secretary


                                                  ______________________________
                                                   HENSLEY E. WEST

EXHIBIT 10.26


                         SEVERANCE PROTECTION AGREEMENT


     THIS SEVERANCE PROTECTION AGREEMENT (the "Agreement") made as of November 1, 1997, by and between WORLD ACCESS, INC., a Delaware corporation (the "Company"), and MARK A. GERGEL, an individual resident of the State of Georgia (the "Executive").

     WHEREAS, the Board of Directors of the Company (the "Board") has determined that it is essential and in the best interest of the Company and its stockholders to retain the services of the Executive in the event of a threat or occurrence of a Change in Control (as hereinafter defined) and to ensure his continued dedication and efforts in such event without undue concern for his personal financial and employment security; and

     WHEREAS, in order to induce the Executive to remain in the employ of the Company in the event of a threat or the occurrence of a Change in Control, the Company desires to enter into this Agreement with the Executive to provide the Executive with certain benefits in the event his employment is terminated as a result of, or in connection with, a Change in Control and to provide the Executive with certain other benefits whether or not the Executive's employment is terminated.

     NOW, THEREFORE, in consideration of the respective agreements of the parties contained herein, it is agreed as follows:

     1. Term of Agreement. This Agreement shall commence as of November 1, 1997 and shall continue in effect until October 31, 1999; provided, however, that commencing on November 1, 1999, and on each November 1st thereafter, the term of this Agreement shall automatically be extended for one (1) year unless either the Company or the Executive shall have given written notice to the other at least ninety (90) days prior thereto that the term of this Agreement shall not be so extended; and provided further, however, that notwithstanding any such notice by the Company not to extend, the term of this Agreement shall not expire prior to the expiration of twenty-four (24) months after the occurrence of a Change in Control.

     2. Definitions.

     2.1. Accrued Compensation. For purposes of this Agreement, "Accrued Compensation" shall mean an amount which shall include all amounts earned or accrued through the "Termination Date" (as hereinafter defined) but not paid as of the Termination Date, including, without limitation, (a) base salary, (b) reimbursement for reasonable and necessary expenses incurred by the Executive on behalf of the Company during the period ending on the Termination Date, (c) vacation pay, and (d) bonuses and incentive compensation (other than the "Pro Rata Bonus" (as hereinafter defined)).

     2.2. Base Amount. For purposes of this Agreement, "Base Amount" shall mean the greater of the Executive's annual base salary (a) at the rate in effect on the Termination Date or (b) at the highest rate in effect at any time during the ninety (90) day period prior to a Change in Control, and shall include all amounts of his base salary that are deferred under the qualified and non-qualified employee benefit plans of the Company or any other agreement or arrangement.

     2.3. Bonus Amount. For purposes of this Agreement, "Bonus Amount" shall mean the average of the annual bonuses paid or payable to the Executive during the three (3) full fiscal years ended prior to the Termination Date or, if greater, the three full fiscal years ended prior to a Change in Control (or, in each case, such lesser period for which annual bonuses were paid or payable to the Executive).

     2.4. Cause. For purposes of this Agreement, a termination of employment is for "Cause" if the Executive has been convicted of a felony or a felony prosecution has been brought against the Executive or if the termination is evidenced by a resolution adopted in good faith by two-thirds of the Board that the Executive (a) intentionally and continually failed substantially to perform his reasonably assigned duties with the Company (other than a failure resulting from the Executive's incapacity due to physical or mental illness or from the Executive's assignment of duties that would constitute "Good Reason" as hereinafter defined) which failure continued for a period of at least thirty
(30) days after a written notice of demand for substantial performance has been delivered to the Executive specifying the manner in which the Executive has failed substantially to perform, or (b) intentionally engaged in conduct which is demonstrably and materially injurious to the Company; provided, however, that
(i) where the Executive has been terminated for Cause because a felony prosecution has been brought against him and no conviction or plea of guilty or plea of nolo contendere or its equivalent results therefrom, then said termination shall no longer be deemed to have been for Cause and the Executive shall be entitled to all the benefits provided by Section 3.1.1 hereof from and after the date on which the prosecution of the Executive has been dismissed or a judgement of acquittal has been entered, whichever shall first occur; and (ii) no termination of the Executive's employment shall be for Cause as set forth in clause (b) above until (x) there shall have been delivered to the Executive a copy of a written notice setting forth that the Executive was guilty of the conduct set forth in clause (b) and specifying the particulars thereof in detail, and (y) the Executive shall have been provided an opportunity to be heard in person by the Board (with the assistance of the Executive's counsel if the Executive so desires). No act, nor failure to act, on the Executive's part, shall be considered "intentional" unless the Executive has acted or failed to act, with a lack of good faith and with a lack of reasonable belief that the Executive's action or failure to act was in the best interest of the Company.

     2.5. Change in Control. For purposes of this Agreement, a "Change in Control" shall have occurred if:

     2.5.1 a majority of the directors of the Company shall be persons other than persons: (i) for whose election proxies shall have been solicited by the Board, or (ii) who are then serving as directors appointed by the Board to fill vacancies on the Board caused by death or resignation (but not by removal) or to fill newly-created directorships;

     2.5.2 a majority of the outstanding voting power of the Company shall have been acquired or beneficially owned (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended, or any successor rule thereto) by any person (other than the Company, a subsidiary of the Company or the Executive) or Group (as defined below), which Group does not include the Executive; or

     2.5.3. there shall have occurred:

     (i) a merger or consolidation of the Company with or into another corporation (other than (A) a merger or consolidation with a subsidiary of the Company or (B) a merger or consolidation in which (1) the holders of voting stock of the Company immediately prior to the merger as a class continue to hold immediately after the merger at least a majority of all outstanding voting power of the surviving or resulting corporation or its parent and (2) all holders of each outstanding class or series of voting stock of the Company immediately prior to the merger or consolidation have the right to receive substantially the same cash, securities or other property in exchange for their voting stock of the Company as all other holders of such class or series);

     (ii) a statutory exchange of shares of one or more classes or series of outstanding voting stock of the Company for cash, securities or other property;

     (iii) the sale or other disposition of all or substantially all of the assets of the Company (in one transaction or a series of transactions); or

     (iv) the liquidation or dissolution of the Company;

     unless more than twenty-five percent (25%) of the voting stock (or the voting equity interest) of the surviving corporation or the corporation or other entity acquiring all or substantially all of the assets of the Company (in the case of a merger, consolidation or disposition of assets) or of the Company or its resulting parent corporation (in the case of a statutory share exchange) is beneficially owned by the Executive or a Group that includes the Executive.

     2.6. Group. For purposes of this Agreement, "Group" shall mean any two or more persons acting as a partnership, limited partnership, syndicate, or other group acting in concert for the purpose of acquiring, holding or disposing of voting stock of the Company.

     2.7. Disability. For purposes of this Agreement, "Disability" shall mean a physical or mental infirmity which impairs the Executive's ability to substantially perform his duties with the Company for a period of one hundred eighty (180) consecutive days and the Executive has not returned to his full time employment prior to the Termination Date as stated in the "Notice of Termination" (as hereinafter defined).

     2.8. Good Reason.

     2.8.1 For purposes of this Agreement, "Good Reason" shall mean a good faith determination by the Executive, in the Executive's sole and absolute judgment, that any one or more of the following events has occurred, without the Executive's express written consent, after a Change in Control:

     (i) the assignment to the Executive of any duties materially inconsistent with the Executive's position (including status, titles and reporting requirements), authority, duties or responsibilities as in effect immediately prior to the Change in Control, or any other action by the Company that results in a material diminution in such position, authority, duties or responsibilities, excluding for this purpose isolated and inadvertent action not taken in bad faith and remedied by the Company promptly after receipt of notice thereof given by the Executive;

     (ii) a reduction by the Company in the Executive's base salary as in effect immediately prior to the Change of Control or as the same may be increased from time to time or a change in the eligibility requirements or performance criteria under any bonus, incentive or compensation plan, program or arrangement under which the Executive is covered immediately prior to the Change of Control which adversely affects the Executive;

     (iii) the Company's requiring the Executive to be based anywhere other than within fifty (50) miles of the Executive's job location at the time of the Change of Control, provided that if the Executive's job location at such time is not within fifty (50) miles of the Company's principal executive offices, then the Company may thereafter require the Executive to be based within such fifty
(50) mile radius without such event constituting Good Reason hereunder;

     (iv) without replacement by a plan providing benefits to the Executive substantially equivalent to or greater than those discontinued, the failure by the Company to continue in effect, within its maximum stated term, any pension, bonus, incentive, stock ownership, purchase, option, life insurance, health, accident disability, or any other employee benefit plan, program or arrangement, in which the Executive is participating at the time of the Change of Control, or the taking of any action by the Company that would adversely affect the Executive's participation or materially reduce the Executive's benefits under any of such plans;

     (v) the taking of any action by the Company that would materially adversely affect the physical conditions existing at the time of the Change of Control in or under which the Executive performs his employment duties, provided that the Company may take action with respect to such conditions after a Change in Control so long as such conditions are at least commensurate with the conditions in or under which an officer of the Executive's status would customarily perform his employment duties;

     (vi) a material change in the fundamental business philosophy, direction and precepts of the Company and its subsidiaries, considered as a whole, as the same existed prior to the Change of Control; or

     (vii) any failure by the Company to comply with and satisfy Section 7.1 of this Agreement.

     2.8.2 Any event described in subsection 2.8.1(i) through (vi) which occurs prior to a Change in Control but which the Executive reasonably demonstrates (i) was at the request of a third party who has indicated an intention, or taken steps reasonably calculated, to effect a Change in Control or (ii) otherwise arose in connection with, or in anticipation of, a Change in Control which actually occurs, shall constitute Good Reason for purposes hereof, notwithstanding that it occurred prior to a Change in Control.

     2.8.3 The  Executive's  right to terminate his employment  pursuant to this
Section 2.8 shall not be affected by his incapacity due to physical or mental illness.

     2.9. Notice of Termination. For purposes of this Agreement, "Notice of Termination" shall mean a written notice of termination from the Company, following a Change in Control, of the Executive's employment which indicates the specific termination provision in this Agreement relied upon and which sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated.

     2.10. Pro Rata Bonus. For purposes of this Agreement, "Pro Rata Bonus" shall mean an amount equal to the Bonus Amount multiplied by a fraction the numerator of which is the number of days in the fiscal year through the Termination Date and the denominator of which is 365.

     2.11. Successors and Assigns. For purposes of this Agreement, "Successors and Assigns" shall mean a corporation or other entity acquiring all of substantially all the assets and business of the Company (including this Agreement) whether by operation of law or otherwise.

     2.12. Termination Date. For purposes of this Agreement, "Termination Date" shall mean, in the case of the Executive's death, his date of death, in the case of Good Reason, the last day of employment, and in all other cases, the date specified in the Notice of Termination; provided, however, that if the Executive's employment is terminated by the Company for Cause or due to Disability, the date specified in the Notice of Termination shall be at least thirty (30) days from the date the Notice of Termination is given to the Executive, provided that in the case of Disability the Executive shall not have returned to the full-time performance of his duties during such period of at least thirty (30) days.

     3. Termination of Employment.

     3.1. If, during the term of this Agreement, the Executive's employment with the Company shall be terminated within twelve (12) months following a Change in Control, the Executive shall be entitled to the following compensation and benefits.

     3.1.1 If the  Executive's  employment  with the Company shall be terminated
(i) by the Company for Cause or Disability, (ii) by reason of the Executive's death, or (iii) by the Executive other than for Good Reason, the Company shall pay to the Executive the Accrued Compensation and, if such termination is by the Company other than for Cause, a Pro Rata Bonus.

     3.1.2 If the Executive's employment with the Company shall be terminated for any reason other than as specified in Section 3.1.1, the Executive shall be entitled to the following:

     (i) the Company shall pay the Executive all Accrued Compensation and a Pro-Rata Bonus;

     (ii) the Company shall pay the Executive as severance pay and in lieu of any further compensation for periods subsequent to the Termination Date an amount in cash equal to two (2) times the sum of (A) the Base Amount and (B) the Bonus Amount;

     (iii) for twenty-four (24) months or such longer period as may be provided by the terms of the appropriate program, practice or policy (the "Continuation Period"), the Company shall, at its expense, continue on behalf of the Executive and his dependents and beneficiaries the life insurance, disability, medical, dental and hospitalization benefits generally made available to the Company's non-executive salaried employees at any time during the 90-day period prior to the Change in Control or at any time thereafter, provided that (A) the Company's obligation hereunder with respect to the foregoing benefits shall be limited to the extent that the Executive obtains any such benefits pursuant to a subsequent employer's benefit plans, in which case the Company may reduce the coverage of any benefits it is required to provide the Executive hereunder as long as the aggregate coverages and benefits of the combined benefit plans is no less favorable to the Executive than the coverages and benefits required to be provided hereunder, and (B) this subsection (iii) shall not be interpreted so as to limit any benefits to which the Executive or his dependents or beneficiaries may be entitled under any of the Company's employee benefit plans, programs or practices following the Executive's termination of employment, including, without limitation, retiree medical and life insurance benefits;

     (iv) the Company shall pay an amount in cash equal to the excess, if any, of (A) the lump sum actuarial equivalent of the aggregate retirement benefit the Executive would have been entitled to receive under the Company's supplemental and other retirement plans, if any, had (w) the Executive remained employed by the Company for an additional two (2) complete years of credited service, (x) his annual compensation during such period been equal to his Base Salary and the Bonus Amount, (y) the Company made employer contributions to each defined contribution plan, if any, in which the Executive was a participant at the Termination Date (in an amount equal to the amount of such contribution for the plan year immediately preceding the Termination Date) and (z) he been fully (100%) vested in his benefit under each retirement plan, if any, in which the Executive was a participant, over (B) the lump sum actuarial equivalent of the aggregate retirement benefit, if any, the Executive is actually entitled to receive under such retirement plans;

     (v) the restrictions on any outstanding incentive awards (including restricted stock and granted performance shares or units) under any incentive plan or arrangement shall lapse and such incentive award shall become 100% vested, all stock options and stock appreciation rights granted to the Executive shall become immediately exercisable and shall become 100% vested, and all performance units granted to the Executive shall become 100% vested, provided that to the extent that all or any part of any such incentive award or stock option or stock appreciation right or performance unit is not exercisable or does not vest within two (2) years from the Termination Date, then to that extent (but only to that extent) there shall be no acceleration of vesting or lapse of restrictions under this Section 3.1.2(v); and

     (vi) the Company shall, as its sole expense as incurred, provide the Executive with outplacement services the scope and provider of which shall be selected by the Executive in his sole discretion, and which shall include the provision of reasonable office space and secretarial assistance, provided that the Company's responsibility under this Section 3.1.2(vi) shall be limited to $30,000.

     3.1.3 The amounts  provided for in Sections  3.1.1 and  3.1.2(i),  (ii) and
(iv) shall be paid in a lump sum in cash within ten (10) days of the Executive's Termination Date.

     3.1.4 The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise, and no such payment shall be offset or reduced by the amount of any compensation or benefits provided to the Executive in any subsequent employment except as provided in Section 3.1.2(iii).

     3.2. The severance pay and benefits provided for in this Section 3 shall be in lieu of any other severance or termination pay to which the Executive may be entitled under any Company severance or termination plan, program, practice or arrangement.

     3.3. The Executive's entitlement to any other compensation or benefits shall be determined in accordance with the Company's employee benefit plans and other applicable programs, policies and practices then in effect.

     4. Notice of Termination. Following a Change in Control, any purported termination of the Executive's employment by the Company shall be communicated by Notice of Termination to the Executive. For purposes of this Agreement, no such purported termination shall be effective without such Notice of Termination.

     5. Excess Parachute Payments.

     5.1 Notwithstanding anything contained herein to the contrary, if any portion of the payments and benefits provided hereunder and benefits provided to, or for the benefit of, the Executive under any other plan or agreement of the Company (such payments or benefits are collectively referred to as the "Payments") would be subject to the excise tax (the "Excise Tax") imposed under
Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), or would be nondeductible by the Company pursuant to Section 280G of the Code, the Payments shall be reduced (but not below zero) if and to the extent necessary so that no portion of any Payment to be made or benefit to be provided to the Executive shall be subject to the Excise Tax or shall be nondeductible by the Company pursuant to Section 280G of the Code (such reduced amount is hereinafter referred to as the "Limited Payment Amount"). Unless the Executive shall have given prior written notice specifying a different order to the Company to effectuate the Limited Payment Amount, the Company shall reduce or eliminate the Payments, by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Determination (as hereinafter defined). Any notice given by the Executive pursuant to the immediately preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing the Executive's rights and entitlements to any benefits or compensation.

     5.2 An initial determination as to whether the Payments shall be reduced to the Limited Payment Amount pursuant to the Plan and the amount of such Limited Payment Amount shall be made by an accounting firm at the Company's expense selected by the Company which is designated as one of the six largest accounting firms in the United States (the "Accounting Firm"). The Accounting Firm shall provide its determination (the "Determination"), together with detailed supporting calculations and documentation to the Company and the Executive within thirty (30) days of the Termination Date, if applicable, and if the Accounting Firm determines that no Excise Tax is payable by the Executive with respect to a Payment or Payments, it shall furnish the Executive with an opinion reasonably acceptable to the Executive that no Excise Tax will be imposed with respect to any such Payment or Payments. Within ten (10) days of the delivery of the Determination to the Executive, the Executive shall have the right to dispute the Determination (the "Dispute"). If there is no Dispute, the Determination shall be binding, final and conclusive upon the Company and the Executive subject to the application of Section 5.3 below.

     5.3 As a result of the uncertainty in the application of Sections 4999 and 280G of the Code, it is possible that the Payments to be made to, or provided for the benefit of, the Executive either have been made or will not be made by the Company which, in either case, will be inconsistent with the limitations provided in Section 5.1 (hereinafter referred to as an "Excess Payment" or "Underpayment", respectively). If it is established pursuant to a final determination of a court or an Internal Revenue Service (the "IRS") proceeding which has been finally and conclusively resolved that an Excess Payment has been made, such Excess Payment shall be deemed for all purposes to be a loan to the Executive made on the date the Executive received the Excess Payment and the Executive shall repay the Excess Payment to the Company on demand (but not less than ten (10) days after written notice is received by the Executive), together with interest on the Excess Payment at the "Applicable Federal Rate" (as defined in Section 1274(d) of the Code) from the date of the Executive's receipt of such Excess Payment until the date of such repayment. In the event that it is determined by (i) the Accounting Firm, the Company (which shall include the position taken by the Company on its federal income tax return) or the IRS, (ii) pursuant to a determination by a court, or (iii) upon the resolution to the Executive's satisfaction of the Dispute, that an Underpayment has occurred, the Company shall pay an amount equal to the Underpayment to the Executive within ten (10) days of such determination or resolution, together with interest on such amount at the Applicable Federal Rate from the date such amount would have been paid to the Executive until the date of payment.

     6. One Million Dollar Deduction Limit.

     6.1. Notwithstanding anything contained herein to the contrary, if any portion of the Payments would be nondeductible by the Company pursuant to
Section 162(m) of the Code, the Payments to be made to the Executive in any taxable year of the Company shall be reduced (but not below zero) if and to the extent necessary so that no portion of any Payment to be made or benefit to be provided to the Executive in such taxable year of the Company shall be nondeductible by the Company pursuant to Section 162(m) of the Code. The amount by which any Payment is reduced pursuant to the immediately preceding sentence, together with interest thereon at the Applicable Federal Rate, shall be paid by the Company to the Executive on or before the fifth business day of the immediately succeeding taxable year of the Company, subject to the application of the limitations of the immediately preceding sentence and Section 5 hereof. Unless the Executive shall have given prior written notice specifying a different order to the Company to effectuate this Section 6, the Company shall reduce or eliminate the Payments in any one taxable year of the Company by first reducing or eliminating those payments or benefits which are not payable in cash and then by reducing or eliminating cash payments, in each case in reverse order beginning with payments or benefits which are to be paid the farthest in time from the Section 162(m) Determination (as hereinafter defined). Any notice given by the Executive pursuant to the immediately preceding sentence shall take precedence over the provisions of any other plan, arrangement or agreement governing the Executive's rights and entitlements to any benefits or compensation.

     6.2. The determination as to whether the Payments shall be reduced pursuant to Section 6.1 hereof and the amount of the Payments to be made in each taxable year after the application of Sections 6.1 hereof shall be made by the Accounting Firm at the Company's expense. The Accounting Firm shall provide its determination (the "Section 162(m) Determination"), together with detailed supporting calculations and documentation, to the Company and the Executive within thirty (30) days of the Termination Date. The Section 162(m) Determination shall be binding, final and conclusive upon the Company and the Executive.

     7. Successors; Binding Agreement.

     7.1 The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, by agreement in form and substance satisfactory to the Executive, to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. Failure of the Company to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle the Executive to compensation from the Company in the same amount and on the same terms as he would be entitled to hereunder if he terminated his employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Termination Date hereunder. As used in the Agreement, Company shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which executes and delivers the agreement provided for in this Section
7.1 or which otherwise becomes bound by all the terms and provisions of this Agreement by operation of law.

     7.2 This Agreement and all rights of the Executive hereunder shall inure to the benefit of and be enforceable by the Executive's personal or legal representatives, executors, administrators, successors, heirs, distributees, devises and legatees. If the Executive should die while any amounts would still be payable to him hereunder if he had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement to the Executive's devise, legatee, or other designee or, if there be no such designee, to the executive's estate.

     8. Fees and Expenses. The Company shall pay all legal fees and related expenses (including the costs of experts, evidence and counsel) incurred by the Executive as they become due as a result of (a) the Executive's termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination of employment), (b) the Executive seeking to obtain or enforce any right or benefit provided by this Agreement (including, without limitation, any such fees and expenses incurred in connection therewith) or by any other plan or arrangement maintained by the Company under which the Executive is or may be entitled to receive benefits, and (c) the Executive's hearing before the Board as contemplated in Section 2.4 of this Agreement, provided that the circumstances set forth in clauses (a) and (b) of this Section 8 (other than as a result of the Executive's termination of employment under circumstances described in Section 2.8.2) occurred on or after a Change in Control.

     9. Notice. For the purposes of this Agreement, notices and all other communications provided for in the Agreement (including the Notice of
Termination) shall be in writing and shall be deemed to have been duly given when personally delivered or sent by certified mail, return receipt requested, postage prepaid, addressed to the respective addresses last given by each party to the other, provided that all notices to the Company shall be directed to the attention of the Board with a copy to the Secretary of the Company. All notices and communications shall be deemed to have been received on the date of delivery thereof or on the third business day after the mailing thereof, except that notice of change of address shall be effective only upon receipt.

         10. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided by the Company (except for any severance or termination policies, plans, programs or practices) and for which the Executive may qualify, nor shall anything herein limit or reduce such rights as the executive may have under any other agreements with the Company (except for any severance or termination agreement). Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan or program of the Company shall be payable in accordance with such plan or program, except as explicitly modified by this Agreement.

     11. Settlement of Claims. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Company may have against the Executive or others.

     12. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by the Executive and the Company. No waiver by either party hereto at any time of any breach by the other party hereto of, or compliance with, any condition or provision of this Agreement to be performed by such other party shall be deemed a waiver of similar or dissimilar provisions or conditions at the same or at any prior or subsequent time. No agreement or representations, oral or otherwise, express or implied, with respect to the subject matter hereof have been made by either party which are not expressly set forth in this Agreement.

     13. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Georgia without giving effect to the conflict of laws principles thereof.

     14. Severability. The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the provisions hereof.

     15. Entire Agreement. This Agreement constitutes the entire agreement between the parties hereto and supersedes all prior agreements, if any, understandings and arrangements, oral or written, between the parties hereto with respect to the subject matter hereof.

     IN WITNESS WHEREOF, the Company has caused this Agreement to be executed and delivered by its duly authorized officers and has caused its proper corporate seal to be affixed hereto, and the Executive has executed and delivered this Agreement, all as of the day and year first above written.




                                                     WORLD ACCESS, INC.

[CORPORATE SEAL]

                                               By:______________________________
ATTEST:                                            Name:
                                                   Title:
_______________________
Secretary


                                                  ______________________________
                                                   MARK A. GERGEL


EXHIBIT 22.1

                         SUBSIDIARIES OF THE REGISTRANT
             Legal Name                                   D.B.A                                Jurisdiction
-------------------------------------    ---------------------------------------     ---------------------------

Restor-AIT, Inc.                         AIT, American & International Telephone     Delaware

Westec Communications, Inc.                                                          Delaware

Sunrise Sierra, Inc.                                                                 Delaware

Cellular Infrastructure Supply, Inc.     CIS                                         Delaware

Galaxy Personal Communications
  Services, Inc                          Galaxy PCS                                  Delaware

World Access, Ltd.                                                                   Barbados



EXHIBIT 23.1
CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-77918, 33-47752 and 333-17741) and Form S-3 (No.
333-43497) of World Access, Inc. of our report dated March 5, 1998, appearing on page 25 of this Form 10-K.




Price Waterhouse LLP

April 14, 1998