Form 10-K/A
period 1997-12-31
WORLD ACCESS INC
filed 1998-04-27
CIK 876279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
                  (Amending Part III - Items 10, 11, 12 and 13)

(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
          _______________.

                         COMMISSION FILE NUMBER 0-19998


                               WORLD ACCESS, INC.
             (Exact Name of Registrant as Specified in its Charter)


                DELAWARE                                 65-0044209
        (State of Incorporation)            (I.R.S. Employer Identification No.)

        945 EAST PACES FERRY ROAD
               SUITE 2240
            ATLANTA, GEORGIA                                30326
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

                              YES   X      NO
                                   ---         ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     As of April 13, 1998 there were 21,500,280 shares of Common Stock outstanding. The aggregate market value of the voting Common Stock held by non-affiliates of the Registrant as of April 13, 1998, as based on the average closing bid and ask prices, was approximately $605,240,000.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     The Board of Directors of World Access, Inc. (the "Company") is divided into three classes. The directors in each class serve staggered three-year terms expiring in 1998, 1999 and 2000, respectively. The number of directors has been fixed at six, and there is currently one vacancy in the class with the term expiring in 1999. William P. O'Reilly, who served as a director of the Company since 1994, resigned effective as of April 22, 1998.

     Set forth below is certain information, as of April 20, 1998, concerning each of the directors of the Company.

DIRECTORS WHOSE TERMS EXPIRE IN 1998

     Stephen J. Clearman. Mr. Clearman (age 47) has served as a director of the Company since 1988. Mr. Clearman co-founded Geocapital Partners. Since 1984, he has served as a general partner of four Geocapital venture capital partnerships. Two of these partnerships (Geocapital Ventures and Geocapital II, L.P.) were formerly principal stockholders of the Company. Mr. Clearman currently serves as a director of Expert Software, Inc., MemberWorks Incorporated, SeaMED Corporation and several private companies, all of which principally provide computer software and/or information services.

     Stephen E. Raville. Mr. Raville (age 50) has served as a director of the Company since 1994. Mr. Raville has been Chairman of the Board and Chief Executive Officer of Charter Communications International, Inc. ("Charter"), an operator of international communications networks, since October 1996. Mr. Raville is also President and controlling shareholder of First Southeastern Corp., a private investment company he formed in 1992. In 1983, Mr. Raville founded TA Communications ("TA"), a long-distance telephone company, and served as its President. In 1985, in conjunction with a merger between TA and Advanced Telecommunications Corporation ("ATC"), he became Chairman and Chief Executive Officer of ATC until the merger of ATC into WorldCom, Inc. ("WorldCom") in late 1992. He currently serves on the board of advisors of First Union National Bank of Atlanta and the board of directors of Eltrax Systems, Inc. and several private companies.

DIRECTOR WHOSE TERM EXPIRE IN 1999

     Hensley E. West. Mr. West (age 53) joined the Company in January 1996 as President and Chief Operating Officer and was also elected a director in January 1996. From January 1994 to December 1995, he was Group Vice President for the Access Systems Group of DSC Communications Corporation ("DSC"), a manufacturer of digital switching, transmission and access telecommunications equipment. During his nine year tenure with DSC, he held six sales and general management positions, including Senior Vice President of North American Sales from July 1993 to December 1993, Vice President of Access Products Division from March 1992 to July 1993, Vice President of RBOC Sales from October 1991 to March 1992 and Vice President of Business Development from March 1990 to October 1991. Prior to joining DSC, Mr. West held general, engineering and sales management positions with California Microwave, Inc., ITT Telecommunications, Inc. and Western Electric Co.

DIRECTORS WHOSE TERMS EXPIRE IN 2000

     Steven A. Odom. Mr. Odom (age 44) joined the Company's Board of Directors in October 1994. In November 1994, he was appointed to the newly created position of Chairman of the Board. In August 1995, he became Chairman and Chief Executive Officer of the Company. From 1983 to 1987, he founded and served as Chairman and Chief Executive Officer of Data Contract Company, Inc. ("DCC"), a designer and manufacturer of intelligent data PBX systems, pay telephones and diagnostic equipment. From 1987 to 1990, he was Vice President for the

Public Communications Division of Execution Information Systems, Inc., a public company that acquired DCC in 1987. Mr. Odom formerly served as a director for Telematic Products, Inc., a manufacturer of telephone central office equipment and Resurgens Communications Group, Inc. ("Resurgens"), a provider of long distance operator services that later merged with LDDS Communications, Inc., now known as WorldCom.

     John D. Phillips. Mr. Phillips (age 55) has served as a director of the Company since 1994. In October 1997, Mr. Phillips was named Chairman and Chief Executive Officer of Cherry Communications Incorporated (d/b/a Resurgens Communications Group) (see "Certain Relationships and Related Transactions"). He was President, Chief Executive Officer and a director of Metromedia International Group, Inc. ("Metromedia"), a global media, entertainment and communications company, from November 1995 until December 1996. Metromedia was formed in November 1995 through the merger of The Actava Group, Inc. ("Actava"), Orion Pictures Corporation, MCEG Sterling Incorporated and Metromedia International Telecommunications, Inc. Mr. Phillips served as President, Chief Executive Officer and a director of Actava from April 1994 until November 1995. In May 1989, he became Chief Executive Officer of Resurgens and served in this capacity until September 1993 when Resurgens merged with Metromedia Communications Corporation and WorldCom.

EXECUTIVE OFFICERS

     The information with respect to the Company's executive officers is set forth in Item 4.5 of Part I of this Report.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers, and persons who own beneficially more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than ten-percent beneficial owners were complied with during the 1997 fiscal year, except that Mr. Raville did not report his acquisition of a warrant to acquire 50,000 shares of common stock in March 1997 until he filed his Form 4 in March 1998.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Non-employee directors of the Company receive no cash compensation from the Company for their service as directors. Their compensation is in the form of stock warrants as discussed below. The directors are reimbursed for out-of-pocket travel and related expenses incurred in connection with their attendance at meetings of the Board or its committees and at other Company events to which they are invited.

     In December 1994, in an effort to attract and retain experienced executives to serve as outside directors for the Company, the Board adopted the World Access, Inc. Outside Directors' Warrant Plan (the "Warrant Plan"). The stockholders of the Company approved the Warrant Plan at the 1995 Annual Meeting of Stockholders.

     The purposes of the Warrant Plan are to attract and retain the best available personnel for service as directors of the Company, to provide additional incentive to the persons serving as directors of the Company, to align director and stockholder long-term interests and to encourage continued service on the Board. Warrants may be granted under the Warrant Plan only to directors of the Company who are neither employees of the Company nor of any of its affiliates. The aggregate number of shares of Company common stock authorized to be issued pursuant to the Warrant Plan is 1,200,000, subject to adjustment in certain instances as described below. The Warrant Plan provides that each eligible non-employee director elected to serve as a director of the Company on or after October 1, 1994 may be granted, in the discretion of the Board, warrants to purchase no more than 450,000 shares of Company common stock in the aggregate. The initial exercise price of the warrants will be not less than the fair market value of the common stock subject to the warrant on the date of grant.

     In December 1994, three new outside directors of the Company, Messrs. O'Reilly, Phillips and Raville, each received warrants entitling him to purchase 150,000 shares of common stock on or prior to December 15, 1999. These warrants, now fully vested, are exercisable at a price of $1.50 per share with respect to 50,000 shares, $2.25 per share with respect to 50,000 shares and $4.00 per share with respect to 50,000 shares. At the time these warrants were granted, the fair market value of the common stock was $1.25 per share. During 1997, Mr. O'Reilly and Mr. Phillips exercised 150,000 and 50,000 warrants, respectively, and Mr. Phillips donated 32,660 warrants to charitable organizations.

     Concurrent with the above initial grant, Mr. Clearman, the fourth outside director of the Company, was awarded warrants to purchase 126,000 shares of common stock. The terms of this grant were identical to those described above except the number of shares exercisable at the $1.50 exercise price was set at 26,000 instead of 50,000.
During 1997, Mr. Clearman exercised all of these warrants.

     In December 1994, the Board awarded Steven A. Odom, who joined the Board in October 1994 and became Chairman in November 1994, warrants under the Warrant Plan to purchase 450,000 shares of common stock. The warrants, now fully vested, entitle Mr. Odom to purchase 450,000 shares of common stock on or prior to December 15, 1999 at an exercise price of $1.50 per share with respect to 150,000 shares, $2.25 per share with respect to 150,000 shares and $4.00 per share with respect to 150,000 shares. During 1997, Mr. Odom exercised 150,000 of these warrants.

     In December 1994, the Board also adopted the Directors' Warrant Incentive Plan (the "Incentive Plan") pursuant to which the Board may grant, beginning in February 1997, to each non-employee director on an annual basis warrants to purchase up to 50,000 shares of Company common stock at an exercise price per share equal to no less than 110% of the fair market value of the common stock at the date of grant. No warrants may be granted under the Incentive Plan in a given year unless the Company's common stock has appreciated by a compounded annual average rate of return in excess of 35% for the four year period preceding the year of grant. The aggregate number of shares of common stock authorized to be issued pursuant to the Incentive Plan is 600,000 subject to adjustment in certain instances as described below.

     Warrants granted under the Warrant Plan and the Incentive Plan become exercisable in one or more installments, as the Board may determine, six months and one day after the date of the grant and expire on the fifth anniversary following the date of grant, provided that if the Director has not attended at least 75% of the meetings of the Board for the year in which an installment first becomes exercisable, then such installment may not be exercised.

     On March 26, 1997, the Board granted the four outside Directors of the Company warrants to each purchase 50,000 shares of common stock with an exercise price of $9.21. These warrants became fully vested and exercisable on December 31, 1997.

     Notwithstanding the foregoing, the Warrant Plan and the Incentive Plan provide that warrants awarded pursuant to these plans will become immediately exercisable (i) if the Company is to be consolidated with or acquired by another entity in a merger, (ii) upon the sale of substantially all of the Company's assets or the sale of at least 90% of the outstanding Company common stock to a third party, (iii) upon the merger or consolidation of the Company with or into any other corporation or the merger or consolidation of any corporation with or into the Company (in which consolidation or merger the stockholders of the Company receive distributions of cash or securities as a result thereof), or (iv) upon the liquidation or dissolution of the Company.

COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

     The following table sets forth the cash and non-cash compensation awarded or paid by the Company for services rendered during each of the years in the three year period ended December 31, 1997 to its Chief Executive Officer and other executive officers whose compensation exceeded $100,000 ("Named Executives").


                                                                                  LONG-TERM COMPENSATION
                                                                                      AWARDS (1)-(5)             ALL OTHER
                                                    ANNUAL COMPENSATION            SECURITIES UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR          SALARY($)      BONUS($)              OPTIONS(#)              ($)(6)-(8)
---------------------------          ----          ---------      --------              ----------              ----------

Steven A. Odom..................     1997          $143,000       $165,000                424,000                  $4,273
     Chairman and Chief              1996           200,000        100,000                105,000                      --
     Executive Officer               1995                --             --                250,000                      --

Hensley E. West.................     1997           125,125        142,500                320,000                  10,100
     President and Chief             1996           175,000         87,500                 91,875                  35,000
     Operating Officer               1995                --             --                443,750                      --

Mark A. Gergel..................     1997            97,500        115,000                216,000                  28,013
     Executive Vice                  1996           110,000        110,000                 37,500                     780
     President and                   1995            90,000         35,000                 74,000                     495
     Chief Financial Officer

Scott N. Madigan................     1997            96,000         57,500                 35,000                   1,638
     Executive Vice President        1996            81,500         30,000                110,000                  20,000
     of Business Development         1995                --             --                     --                      --

Hatch Graham....................     1997           110,000         33,000                150,000                      --
     President, Transport and        1996                --             --                     --                      --
     Access Systems Group            1995                --             --                     --                      --


--------------------

(1) Long-Term Compensation Awards for 1997 include non-qualified stock options granted in December 1997 from the Company's 1998 Incentive Compensation Plan. The securities underlying options for 1997 under this grant include:
     Mr. Odom - 400,000 shares; Mr. West -300,000 shares; Mr. Gergel - 200,000 shares; and Mr. Madigan - 25,000 shares. These options, which are subject to stockholder approval, vest 25% on each of the first four anniversaries from the date of grant and are exercisable at $19.00 per share, the market price as of the date of grant.

     In connection with voluntary salary reduction/incentive programs in 1996 and 1995, which were offered to all salaried employees of the Company, the Named Executives elected to forego salary in exchange for options to purchase shares of Common Stock at the then current market prices of $8.00 and $7.00 per share, respectively. The securities underlying options for 1996 for this program include: Mr. Odom - 55,000 shares; Mr. West - 48,125 shares; Mr. Gergel - 37,500 shares; and Mr. Madigan - 10,000 shares. The securities underlying options for 1995 for this program include: Mr. Odom - 50,000 shares; Mr. West - 43,750 shares; Mr. Gergel - 24,000 shares; and Mr. Madigan - 10,000 shares. Stock options issued in connection with these programs are fully vested.

(2) Mr. Odom joined the Company's Board of Directors in October 1994 and was elected Chairman in November 1994. He was appointed Chairman and Chief Executive Officer in August 1995. Mr. Odom elected to not receive a salary in 1995. In December 1995, he was awarded non-qualified stock options to acquire 200,000 shares of common stock at $7.00 per share, the then current market price. These options vested 50% on each of the first two anniversaries from the date of grant.

(3) Mr. West joined the Company in January 1996 as its new President and Chief Operating Officer. In August 1995, in connection with his acceptance of the Company's offer of employment, he was awarded non-qualified stock options to acquire 400,000 shares of common stock at $3.78 per share, the then current market price. These options vest 25% on each of the first four anniversaries from his effective date of employment.

(4) Mr. Madigan joined the Company in March 1996 as its new Vice President of Business Development. He was awarded non-qualified stock options to acquire 80,000 shares of common stock at $7.81 per share, the then current market price. These options vest 25% on each of the first four anniversaries from the date of grant.

(5) Mr. Graham joined the Company in March 1997 as its new President, Transport and Access Systems Group. He was awarded non-qualified stock options to acquire 150,000 shares of common stock at $8.06 per share, the then current market price. These options vest 25% on each of the first four anniversaries from the date of grant.

(6) During 1997, Mr. Gergel was paid a flat sum allowance of $25,000 and during 1996, Mr. West and Mr. Madigan were paid flat sum allowances of $35,000 and $20,000, respectively, for the relocation of their households to Atlanta, Georgia.

(7) During 1997, Mr. West was paid $7,000 for life insurance benefits provided to him by the Company.

(8) Except as noted above, All Other Compensation represents matching contributions by the Company under its 401(k) Plan.

1997 AGGREGATE OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth information concerning the value of director warrants and employee options exercised by the Named Executives during 1997 and the value at December 31, 1997 of unexercised warrants and options held by each such officer. The value of unexercised warrants and options reflects the increase in market value of Company common stock from the date of grant through December 31, 1997, when the closing price was $23.88 per share.

                                                                                 NUMBER OF
                                                                                 SECURITIES                 VALUE OF
                                                                                 UNDERLYING                UNEXERCISED
                                                                                UNEXERCISED              IN-THE-MONEY(2)
                                                                                WARRANTS AND              WARRANTS AND
                                         NUMBER OF                                OPTIONS                  OPTIONS AT
                                          SHARES                                AT 12-31-97                 12-31-97
                                        ACQUIRED ON          VALUE              EXERCISABLE/              EXERCISABLE/
NAME                                     EXERCISE         REALIZED (1)         UNEXERCISABLE              UNEXERCISABLE
----                                     --------         ------------         -------------              -------------

Steven A. Odom (3).................      150,000          $3,816,000          679,000/400,000         $12,208,625/1,950,000

Hensley E. West....................       87,500           1,613,500          168,125/600,000           2,870,984/7,491,000

Mark A. Gergel.....................       60,250           1,331,069          128,875/223,875           2,021,297/1,442,047

Scott N. Madigan...................       17,500             279,170           25,000/102,500             398,680/1,343,238

Hatch Graham.......................           --                  --               --/150,000                  --/2,372,250

------------------

(1) The "value realized" represents the difference between the exercise price of the shares and the market price of the shares on the date the warrants and options were exercised. The value realized was determined without considering any taxes which may have been owed.

(2) "In-the-Money" warrants and options have an exercise price less than $23.88 per share, the closing price of common stock as of December 31, 1997.

(3) Includes securities underlying warrants issued to Mr. Odom pursuant to the Warrant Plan.

STOCK OPTION GRANT TABLE

     The following table sets forth information regarding the grant of stock options to the Named Executives during the year ended December 31, 1997.


                                                                                           POTENTIAL REALIZABLE
                                                                                            VALUE($) AT ASSUMED
                                               INDIVIDUAL GRANTS                           ANNUAL RATES OF STOCK
                        ----------------------------------------------------------------  PRICE APPRECIATION FOR
                                                    % TOTAL                                     OPTION TERM
                        NUMBER OF SECURITIES    OPTIONS GRANTED   EXERCISE                ----------------------
                         UNDERLYING OPTIONS        EMPLOYEES      PRICE PER   EXPIRATION      5%          10%
NAME                         GRANTED(1)         IN FISCAL YEAR    SHARE (2)      DATE         (3)         (3)
---------------------- ---------------------- ------------------ ----------- ------------ ----------- ----------
Steven A. Odom........         400,000                20.5%         $19.00     12/29/02   $4,588,000  $7,780,000
                                24,000                 1.2           19.00     12/29/02      275,280     466,800

Hensley E. West.......         300,000                15.3           19.00     12/29/02    3,441,000   5,835,000
                                20,000                 1.0           19.00     12/29/02      229,400     389,000

Mark A. Gergel........         200,000                10.2           19.00     12/29/02    2,294,000   3,890,000
                                16,000                 0.8           19.00     12/29/02      183,520     311,200

Scott N. Madigan......          25,000                 1.3           19.00     12/29/02      286,750     486,250
                                10,000                 0.5            9.75     04/30/02      207,200     287,000

Hatch Graham..........         150,000                 7.7            8.06     03/26/02    3,361,500   4,558,500


--------------------

(1) Individual grants in 1997 include the following non-qualified stock options issued in connection with the Company's 1998 Incentive Compensation Plan:
     Mr. Odom -- 400,000; Mr. West -- 300,000; Mr. Gergel -- 200,000; and Mr.
     Madigan -- 25,000. See "Summary Compensation Table, note (1)" for terms of these options granted. The remainder of Mr. Odom's, Mr. West's and Mr. Gergel's options were granted in December 1997 and vested immediately. Mr. Madigan's remaining options and Mr. Graham's options vest at 25% each on the first four anniversaries from the date of grant.

(2) The average exercise price represents the fair market value of the shares at dates of grant.

(3) The 5% and 10% appreciation rates are set forth in the Securities and Exchange Commission rules and no representation is made that the Company's common stock will appreciate at these assumed rates or at all.

SEVERANCE PROTECTION AGREEMENTS

     The Company entered into a Severance Protection Agreement with each of Messrs. Odom, West and Gergel (each an "Executive") as of November 1, 1997 (the "Severance Agreements"). Each Severance Agreement is effective for an initial term of two years and is automatically renewed for additional consecutive one-year terms unless timely notice of non-renewal is given by either the Company or the Executive. Generally, each Severance Agreement provides that if the Executive's employment is terminated within 12 months after a "change of control" (as defined in the Severance Agreement) (i) by the Company other than for "cause" (as defined in the Severence Agreement), or (ii) by the Executive for "good reason" (as defined in the Severance Agreement), the Executive is entitled to a lump sum payment equal to the sum of (a) accrued and unpaid salary, expenses, vacation pay and bonuses, (b) two times the Executive's base salary and bonus and (c) the excess of the actuarial equivalent of retirement benefits to which the Executive would be entitled under the Company's supplemental and other retirement plans had the Executive remained in the employ of the Company for an additional two years of credited service over the actual actuarial equivalent benefits to which the Executive is entitled under such plans. In addition, upon any such termination the Company is obligated to continue, at its expense, for a 24 month period the medical, disability and life insurance benefits enjoyed by the Executive prior to termination and to provide the Executive with outplacement services, reasonable office space and secretarial assistance, and the restrictions on outstanding stock options and similar incentive awards lapse and such options and awards become immediately vested and exercisable to the extent that they would have been vested and exercisable within two years of the date of the Executive's termination. Payments under the Severance Agreements are subject to limitations to the extent they would be subject to an excise tax imposed under the Internal Revenue Code of 1986, as amended (the "Code"), or would not be deductible by the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's Compensation Committee is comprised of Stephen J. Clearman. William P. O'Reilly was also a member of the Compensation Committee until his resignation effective as of April 22, 1998. There are no Compensation Committee Interlocks.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information concerning the beneficial ownership of Company common stock as of April 20, 1998, by (i) each person known to the Company to be the beneficial owner of five percent or more of the common stock, (ii) each of the directors and executive officers of the Company and
(iii) the directors and
executive officers of the Company as a group. This table is based on information provided by the Company's directors, executive officers and principal stockholders.



                                                                SHARES UNDER
                                                             EXERCISABLE OPTIONS        TOTAL SHARES          PERCENTAGE
             NAME                      SHARES OWNED(1)         AND WARRANTS(2)       BENEFICIALLY OWNED         OWNED
-----------------------------------    ---------------       -------------------     ------------------       ----------
Pilgrim Baxter &
 Associates, Ltd.(3) ..............      1,843,640                     --              1,843,640                 8.6%

Hambrecht & Quist
 Group(4) .........................      1,429,907                     --              1,429,907                 6.7

Steven A. Odom+++(5)(6) ...........        267,410                679,000                946,410                 4.3

Stephen E. Raville+ ...............        318,000                     --                318,000                 1.5

William P. O'Reilly+ ..............        257,000                 50,000                307,000                 1.4

Stephen J. Clearman+(7) ...........        172,210                 62,000                234,210                 1.1

Hensley E. West+++(6) .............         16,621                268,125                284,746                 1.3

Mark A. Gergel++(6) ...............         76,953                115,000                191,953                  *

John D. Phillips+ .................             --                117,340                117,340                  *

Scott N. Madigan++ ................          2,143                 47,500                 49,643                  *

Hatch Graham++ ....................             --                 37,500                 37,500                  *

All directors and executive
  officers as a group
  (9) persons) ....................      1,110,337              1,376,465              2,486,802                10.9



--------------------

*    Less than one percent
+    Director
++   Executive Officer

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act ("Rule 13d-3"). Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

(2) Includes shares which may be acquired by the exercise of stock options and warrants granted by the Company and exercisable on or before June 20, 1998.

(3) Based upon a Schedule 13G filed on February 17, 1998, Pilgrim Baxter & Associates, Ltd. ("Pilgrim Baxter") is an investment advisor registered under section 203 of the Investment Advisors Act of 1940. Its principal place of business is 825 Duportail Road, Wayne, Pennsylvania 19087. Of the total shares of common stock beneficially owned by it, Pilgrim Baxter has sole power to vote or to direct the vote of only 1,601,340 shares.

(4) Based on a Schedule 13G filed on March 9, 1998, Hambrecht & Quist Group ("H&Q Group") may be deemed to own the shares of common stock owned by Hambrecht & Quist California ("H&Q California"), a wholly-owned subsidiary of H&Q Group. H&Q Group's and H&Q California's principal place of business is One Bush Street, San Francisco, California 94104.

(5) Includes 18,000 shares held in the aggregate by two minor children of Mr. Odom.

(6) Includes the following number of shares acquired through voluntary employee contributions to the Company's Profit Sharing and Retirement Savings Plan (the "401(k) Plan") and contributed to the 401(k) Plan by the Company under a matching contribution feature offered to substantially all employees of the Company: Mr. Odom-800 shares; Mr. West-621 shares; Mr. Gergel-2,828 shares and Mr. Madigan-143 shares.

(7) Includes an aggregate of 126,000 shares owned by Geocapital II, L.P. and Geocapital Ventures, of which Mr. Clearman may be deemed a beneficial owner under Rule 13d-3 of the Exchange Act because he has shared investment and voting power.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     During the fourth quarter of 1997, the Company shipped switching equipment to Resurgens. The cost of this equipment was approximately $3.8 million. On February 12, 1998, the Company executed a letter of intent to acquire Resurgens. The equipment shipped to Resurgens is included in the Company's inventory at December 31, 1997 (see Note C to the Company's Consolidated Financial Statements).

     The Resurgens acquisition is subject to, among other things, the satisfactory completion by the Company of its due diligence investigation of Resurgens, the preparation and execution of a definitive merger agreement, the receipt of the requisite corporate and regulatory approvals and the confirmation of Resurgens' Plan of Reorganization.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WORLD ACCESS, INC.


                                 By: /s/ Mark A. Gergel
                                     --------------------------------------
                                      Mark A. Gergel
                                      Executive Vice President and
                                      Chief Financial Officer

Dated April 27, 1998