Form 10-Q
period 1998-03-31
WORLD ACCESS INC
filed 1998-05-20
CIK 876279

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)

    [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Three Months Ended March 31, 1998.
OR
    [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to
         ________.


                         Commission file number 0-19998

                               WORLD ACCESS, INC.
             (Exact name of Registrant as specified in its Charter)

         DELAWARE                                       65-0044209
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

         945 E. Paces Ferry Road,
               Suite 2240,
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

         The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at May 20, 1998 was 21,915,043.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

World Access, Inc. and Subsidiaries

Consolidated Balance Sheets

                                                 March 31          December 31
                                                   1998               1997
                                             -------------        -------------
                                               (Unaudited)
ASSETS
Current Assets
  Cash and equivalents                       $  63,278,252        $ 118,065,045
  Marketable securities                          3,500,000               ---
  Accounts receivable                           39,683,071           20,263,971
  Notes receivable                               6,908,270            2,050,000
  Inventories                                   28,340,209           22,426,918
  Other current assets                           7,153,447            8,873,723
                                             -------------        -------------
    Total Current Assets                       148,863,249          171,679,657
Property and equipment                          13,940,900            5,704,585
Investment in affiliate                             ---               5,002,000
Goodwill                                        71,151,856           31,660,201
Other assets                                    12,165,155           11,236,298
                                             -------------        -------------
    Total  Assets                            $ 246,121,160        $ 225,282,741
                                             =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Short-term debt                            $   1,883,877        $      81,739
  Accounts payable                              17,592,293            9,339,588
  Accrued payroll and benefits                   2,338,117            2,589,461
  Purchase price payable                            ---               3,700,000
  Other accrued liabilities                      6,395,260            2,219,237
                                             -------------        -------------
    Total Current Liabilities                   28,209,547           17,930,025
Long-term debt                                 115,527,707          115,263,984
Noncurrent liabilities                           1,686,026              333,802
Minority interests                              11,593,650               ---
                                             -------------        -------------
    Total Liabilities                          157,016,930          133,527,811
                                             -------------        -------------
Stockholders' equity
  Common Stock                                     217,059              193,062
  Capital in excess of par value               130,289,184           84,162,478
  Retained earnings (deficit)                  (41,402,013)           7,399,390
                                             -------------        -------------
    Total Stockholders' Equity                  89,104,230           91,754,930
                                             -------------        -------------
    Total Liabilities and
      Stockholders' Equity                   $ 246,121,160        $ 225,282,741
                                             =============        =============



The  accompanying  notes are an integral  part of these  consolidated  financial statements.


World Access, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)


                                              Three Months Ended March 31
                                             -----------------------------
                                                 1998             1997
                                             ------------     ------------
Sales of products                            $ 28,228,956     $ 15,470,050
Service revenues                                7,502,089        4,781,374
                                             ------------     ------------
        Total Sales                            35,731,045       20,251,424

Cost of products sold                          16,772,449        9,969,627
Cost of services                                7,427,684        4,083,481
                                             ------------     ------------
        Total Cost of Sales                    24,200,133       14,053,108
                                             ------------     ------------
        Gross Profit                           11,530,912        6,198,316

Engineering and development                       788,184          316,410
Selling, general and administrative             3,255,854        1,917,563
Amortization of goodwill                          863,997          284,131
In-process research and development            50,000,000           ---
Special charges                                 3,240,000           ---
                                             ------------     ------------
        Operating Income (Loss)               (46,617,123)       3,680,212

Interest and other income                       1,269,284          367,186
Interest expense                               (1,514,913)         (28,930)
                                             ------------     ------------
        Income (Loss) Before Income
          Taxes and Minority Interests        (46,862,752)       4,018,468

Income taxes                                    1,255,000        1,406,000
                                             ------------     ------------
        Income (Loss) Before
          Minority Interests                  (48,117,752)       2,612,468

Minority interests in earnings
  of subsidiary                                   683,651           ---
                                             ------------     ------------
        Net Income (Loss)                    $(48,801,403)    $  2,612,468
                                             ============     ============

Net Income (Loss) Per Common Share:
        Basic                                $      (2.52)    $        .16
                                             ============     ============
        Diluted                              $      (2.52)    $        .15
                                             ============     ============

Weighted Average Shares Outstanding:
        Basic                                  19,342,627       16,399,548
                                             ============     ============
        Diluted                                19,342,627       17,320,714
                                             ============     ============

The  accompanying  notes are an integral  part of these  consolidated  financial statements.



World Access, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders' Equity

(Unaudited)

                                                          Capital in         Retained
                                            Common         Excess of         Earnings
                                             Stock         Par Value         (Deficit)           Total
                                           ---------     -------------     -------------     -------------
Balance at January 1, 1998                 $ 193,062     $  84,162,478     $   7,399,390     $  91,754,930

Net loss                                                                     (48,801,403)      (48,801,403)

Issuance of 1,429,907 shares for NACT
  acquisition                                 14,299        26,867,953                          26,882,252

Issuance of stock options for NACT
  acquisition                                                8,359,737                           8,359,737

Issuance of 633,982 shares for ATI
  acquisition                                  6,340         6,508,200                           6,514,540

Issuance of  334,252 shares for stock
  options and warrants                         3,343         1,691,516                           1,694,859

Tax benefit from exercises of stock
  options and warrants                                       2,662,400                           2,662,400

Issuance of 1,511 shares for matching
  contribution to 401K plan                       15            36,900                              36,915
                                           ---------     -------------     -------------     -------------
Balance at March 31, 1998                  $ 217,059     $ 130,289,184     $ (41,402,013)    $  89,104,230
                                           =========     =============     =============     =============



The  accompanying  notes are an integral  part of these  consolidated  financial statements.


World Access, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

                                                                    Three Months Ended March 31
                                                                   ------------------------------
                                                                       1998              1997
                                                                   -------------     ------------
Cash  Flows From Operating Activities:
Net income (loss)                                                  $ (48,801,403)    $  2,612,468
Adjustments to reconcile net income (loss) to net cash from
  (used by) operating activities:
     Depreciation and amortization                                     1,545,009          503,439
     Income tax benefit from stock warrants and options                2,662,400           ---
     Special charges                                                  55,992,766           ---
     Minority interests in earnings of subsidiary                        683,651           ---
     Provision for inventory reserves                                     77,500           60,000
     Stock contributed to employee benefit plan                           36,915           13,201
      Changes in operating assets and liabilities,
        net of effects from businesses acquired:
          Accounts receivable                                         (9,993,053)      (3,554,300)
          Notes receivable                                            (1,092,946)          ---
          Inventories                                                 (3,101,070)      (3,521,014)
          Accounts payable                                             3,606,024        2,087,347
          Other assets and liabilities                                   423,374          462,255
                                                                   -------------     ------------
      Net Cash From (Used By) Operating Activities                     2,039,167       (1,336,604)
                                                                   -------------     ------------
Cash Flows From Investing Activities:
Acquisitions of businesses                                           (57,406,573)      (4,099,852)
Loan repayments by affiliate                                              ---             582,500
Expenditures for property and equipment                               (1,919,355)        (725,793)
                                                                   -------------     ------------
      Net Cash Used By Investing Activities                          (59,325,928)      (4,243,145)
                                                                   -------------     ------------
Cash Flows From  Financing Activities:
Short-term debt borrowings                                             1,771,651        4,024,000
Proceeds from exercise of stock warrants and options                   1,694,859          160,548
Long-term debt repayments                                               (966,542)          ---
Issuance of long-term debt for capital lease                              ---             291,500
                                                                   -------------     ------------
      Net Cash From Financing Activities                               2,499,968        4,476,048
                                                                   -------------     ------------
      Decrease in Cash and Equivalents                               (54,786,793)      (1,103,701)
      Cash and Equivalents at Beginning of Period                    118,065,045       22,480,082
                                                                   -------------     ------------
      Cash and Equivalents at End of Period                        $  63,278,252     $ 21,376,381
                                                                   =============     ============

Supplemental Schedule of Noncash Financing and
     Investing Activities:
Issuance of common stock for businesses acquired                   $  33,396,792     $  2,088,118
Issuance of stock options for businesses acquired                      8,359,737
Conversion of note receivable to investment in ATI                     4,484,534



The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                       World Access, Inc. and Subsidiaries

                   Notes To Consolidated Financial Statements

                                 March 31, 1998


NOTE 1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned except for 67.3% ownership in NACT Telecommunications, Inc. ("NACT"). Minority interests represent the minority stockholders proportionate share of NACT's equity. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

         The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1998.


NOTE 2.  ACQUISITIONS

ATI Acquisition

         On December 24, 1997, the Company entered into an agreement to acquire Advanced TechCom, Inc. ("ATI"), a Wilmington, Massachusetts based designer and manufacturer of digital microwave and millimeterwave radio systems for short and long haul voice, data and/or video applications. On January 29, 1998, the transaction was completed in its final form whereby ATI was merged with and into Cellular Infrastructure Supply, Inc. ("CIS"), a wholly-owned subsidiary of the Company (the "ATI Merger"). In connection with the ATI Merger, the stockholders of ATI received approximately $300,000 in cash and 424,932 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $6.5 million.

         In addition to the 424,932 shares noted above, the stockholders of ATI were issued 209,050 restricted shares of the Company's common stock. These shares were immediately placed into escrow and will be released to the stockholders of ATI contingent upon the realization of predefined levels of pre-tax income from ATI's operations during calendar years 1998 and 1999.

         Upon issuance, the 209,050 escrowed shares were valued by the Company at par value only, or $2,091. As it becomes probable that the conditions for release from escrow will be met, the fair market value of the shares as measured at that time will be recorded as additional goodwill and stockholders' equity, respectively.

         The acquisition of ATI has been accounted for using the purchase method of accounting. Accordingly, the results of ATI's operations have been included in the accompanying consolidated financial statements from February 1, 1998. The purchase price was allocated to net assets acquired and to approximately $5.4 million of purchased in-process research and development (R&D). Purchased in-process R&D, which consists of the value of ATI products in the development stage that are not considered to have reached technological feasibility, was expensed in the first quarter of 1998 in accordance with applicable accounting rules. The excess of purchase price over the fair value of net assets acquired and purchased in-process R&D, currently estimated at approximately $3.0 million, has been recorded as goodwill and is being amortized over a 15 year period.

NACT Acquisition

         In the fourth quarter of 1997, the Company began a three phase acquisition of NACT, a Provo, Utah based single-source provider of advanced telecommunications switching platforms with integrated telephony software applications and network telemanagement capabilities.

         During November and December 1997, the Company purchased 355,000 shares of NACT common stock in the open market for approximately $5.0 million.

         On December 31, 1997, the Company entered into a stock purchase agreement with GST Telecommunications, Inc. ("GST") and GST USA, Inc. ("GST
USA") to acquire 5,113,712 shares of NACT common stock owned by GST USA, representing approximately 63% of the outstanding shares of NACT (the "NACT Acquisition"). On February 27, 1998, the NACT Acquisition was completed with GST USA receiving $59.7 million in cash and 1,429,907 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $26.9 million. In addition, the Company issued 740,543 non-qualified options to purchase Company common stock at $11.15 per share and 106,586 non-qualified options to purchase Company common stock at $16.25 per share in exchange for substantially all the options held by NACT employees, which became immediately vested in connection with the NACT Acquisition. These options had an initial fair value of approximately $8.4 million.

         On February 24, 1998 the Company entered into a merger agreement with NACT pursuant to which the Company agreed to acquire all of the shares of NACT common stock not already owned by the Company or GST USA. Pursuant to the terms of the merger agreement, each share of NACT common stock will be converted into shares of Company common stock having a value of $17.50 per share based on the average of the daily closing price of Company common stock on the Nasdaq National Market for a pre-defined period prior to the closing (the "Closing Price"), provided that if the Closing Price is more than $25.52, then each share of NACT common stock will be converted into 0.6857 shares of Company common stock. If the Closing Price is less than $20.88, then the Company may elect to terminate the agreement. The merger is subject to, among other things, the approval of the NACT stockholders and the satisfaction of certain other customary conditions. This merger is expected to be consummated in July 1998.

         On August 24, 1996, Aerotel, Ltd. and Aerotel U.S.A. Inc. (collectively, "Aerotel") commenced an action against NACT and a customer of NACT in the United States District Court, Southern District of New York, alleging that telephone systems manufactured and sold by NACT incorporating prepaid debit card features infringe upon Aerotel's patent which was issued in November 1987 (the "Aerotel Patent"). Aerotel sought injunctive relief, damages in an unspecified amount, damages of up to three times damages found for willful infringement of the Aerotel Patent and an order requiring NACT to publish a written apology to Aerotel. NACT filed an answer and Counterclaim in which it denied infringement of the Aerotel Patent and sought judgement that the Aerotel patent is invalid and unenforceable and that Aerotel has misused its patent in violation of antitrust laws. NACT has denied that it has committed defamation, unfair competition and tortuous interference with prospective business relations. In August 1997, Aerotel amended its complaint to include as defendants GST, GST USA, and two former executive officers of NACT. The amended pleadings seek in excess of $18.7 million in damages and allege that GST and GST USA have infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted alleged tortuous conduct by NACT. GST, GST USA and the two former executive officers of NACT have served answers denying all material allegations and intend to defend vigorously.

         Under the terms of the Company's stock purchase agreement with GST, the Company and GST have agreed to share evenly the costs of any judgement against NACT as a result of the Aerotel litigation, including NACT's legal fees. The Company believes that NACT has valid defenses to the Aerotel claims, however, an unfavorable decision in this action could have a material adverse effect on the Company's financial position. Any losses incurred by the Company as a result of the Aerotel litigation will be accounted for as additional NACT purchase price.

         The acquisition of the 67.3% majority interest in NACT has been accounted for using the purchase method of accounting. Accordingly, the results of NACT's operations have been included in the accompanying consolidated financial statements from March 1, 1998. The purchase price of the majority interest in NACT was allocated to the net assets acquired and to approximately $66.5 million of purchased in-process R&D. During the first quarter of 1998, 67.3%, or $44.6 million, of purchased in-process R&D, which consists of the value of NACT products in the development stage that are not considered to have reached technological feasibility, was expensed in accordance with the applicable accounting rules. The excess of purchase price over 67.3% of the fair value of net assets acquired and purchased in-process R&D, currently estimated at approximately $38.3 million, has been recorded as goodwill and is being amortized over a 20 year period.

Pro Forma Results of Operations

         On a pro forma, unaudited basis, as if the acquisitions of ATI and NACT had occurred as of January 1, 1997, total sales, operating income, net income and diluted net income per common share for the three months ended March 31, 1998 and 1997 would have been approximately $38,893,000 and $32,220,000; $1,129,000 and $3,699,000; $42,000 and $2,244,000; and $0.12 and $0.0,
respectively.

         These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated. In addition, the portion of the purchase price allocated to in-process R&D expensed in accordance with applicable accounting rules of $50.0 million will not recur, therefore, the pro forma results have been prepared excluding this charge.


NOTE 3.  INVENTORIES

Inventories consist of the following:

                                                  March 31      December 31
                                                    1998           1997
                                               ------------     ------------

Switching systems, frames and
  related circuit boards                       $ 15,940,114     $ 13,445,770
Transport and access products                       598,418          779,674
Electronic components                             6,948,217        4,879,213
Pay telephone parts                               1,542,754        1,332,835
Work in progress                                  2,971,689        1,744,368
Other finished goods                                339,017          245,058
                                               ------------     ------------
                                               $ 28,340,209     $ 22,426,918
                                               ============     ============


NOTE  4.  GOODWILL

         Goodwill from acquisitions, representing the excess of purchase price paid over the value of net assets acquired, is as follows:


                                           March 31       December 31
                                             1998             1997
                                         ------------     ------------

         NACT                            $ 38,302,140     $     ---
         CIS                               12,485,239       12,485,239
         AIT                               10,657,917       11,557,917
         Galaxy                             5,089,265        5,089,265
         ATI                                2,953,512           ---
         Other                              5,034,062        5,034,062
                                         ------------     ------------
                                           74,522,135       34,166,483
         Accumulated amortization          (3,370,279)      (2,506,282)
                                         ------------     ------------
                                         $ 71,151,856     $ 31,660,201
                                         ============     ============

         Goodwill is being amortized on a straight-line basis over a 15 to 20 year period. The Company reviews the net carrying value of goodwill on a regular basis, and if deemed necessary, charges are recorded against current operations for any impairment in the value of these assets. No significant impairment charges have been recorded to date. Goodwill is removed from the books when fully amortized.

NOTE  5.  DEBT

         The Company has a $10.0 million revolving line of credit with a large European bank. As of March 31, 1998, the Company had borrowings of $1.8 million outstanding under this facility. These borrowing were repaid to the bank in April 1998.

         The bank agreement, which expires in March 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1and 1/4% or Libor plus 2 and 1/2%, at the option of the Company.


NOTE  6.  SPECIAL CHARGES

         Special charges in the first quarter of 1998 included $6.6 million for costs related to the consolidation of several operations and the Company exit from the contract manufacturing business. The Company's AIT and circuit board repair operations have been consolidated into a new facility in Orlando, Florida; the Company's manufacturing operations have moved from Orlando to a new facility in Alpharetta, Georgia; and the Company's Scottsdale, Arizona operations are being integrated into ATI's facility in Wilmington, Massachusetts. The special charges included $3,360,000 to cost of sales for obsolete and redundant inventories and $3,240,000 for severance benefits, lease terminations, idle equipment and other phase-down expenses related to the consolidation program.


NOTE 7.  EARNINGS PER SHARE

         Effective in 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options, stock warrants and convertible notes. Potential common stock shares of 921,166 were included in computing diluted earnings per share for the first quarter of 1997. A total of 1,204,000 and 1,246,000 shares of common stock held in escrow from certain acquisitions and a license agreement were excluded from the earnings per share calculations for the three months ended March 31, 1998 and 1997, respectively, because the conditions for release of shares from escrow had not been satisfied.

         Common stock issued and outstanding at March 31, 1998 and 1997 was 21,705,887 and 17,663,007 shares, respectively.


NOTE 8.  PENDING ACQUISITION

         On February 12, 1998, the Company executed a letter of intent to acquire Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K., and together with RCG, "Resurgens"). On May 12, 1998, the Company signed definitive agreements to acquire Resurgens. The agreement to acquire RCG is subject to the approval of the Bankruptcy Court. The transactions, which will be accounted for under the purchase method of accounting, are currently expected to close in August 1998.

         Pursuant to the terms of the agreements, the creditors of RCG and the shareholders of Cherry U.K. will receive approximately 3.7 million restricted shares of Company common stock in the aggregate, with an estimated fair value of approximately $90 million. In addition, the RCG creditors and Cherry U.K. shareholders have the right to receive additional consideration of up to 7.5 million restricted shares of Company common stock over the next two and one-half years, contingent upon the achievement of certain EBITDA levels by Resurgens during this timeframe. The transaction is subject to, among other things, Resurgens exceeding pre-defined levels of monthly revenues and gross margin, the receipt of the requisite corporate and regulatory approvals, the confirmation of RCG's Plan of Reorganization and the approval of Company stockholders.

         RCG, currently operating under the protection of Chapter 11 of the United States Bankruptcy Code, and Cherry U.K. are facilities-based providers of international network access, commonly referred to in the industry as carriers' carrier. In October 1997, John D. ("Jack") Phillips, a director of the Company, entered into a series of agreements whereby, among other things, he became the new Chairman and Chief Executive Officer of Resurgens. RCG filed for bankruptcy protection shortly thereafter. WorldCom, Inc. ("WorldCom"), a major customer and vendor of Resurgens, has subsequently provided Resurgens approximately $26 million of direct financial support through a debtor in possession facility and additional financial support, primarily through trade credits. Upon completion of the Resurgens acquisition, WorldCom is expected to own approximately 15% of Company on a fully diluted basis.

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

         The Company acquired five businesses during 1995 to 1997 in an effort to broaden its line of switching, transport and access products, enhance its product development capabilities and strengthen its technical base. Effective May 1995, the Company acquired AIT, Inc. ("AIT"), a full service provider of Northern Telecom switching systems, add-on frames and related circuit boards; effective October 1995, the Company acquired Westec Communications, Inc. ("Westec"), a provider of wireless products and services primarily to the cable television industry; effective January 1996, the Company acquired Sunrise Sierra, Inc. ("Sunrise"), a developer and manufacturer of intelligent transport and access products; effective January 1997, the Company acquired Cellular Infrastructure Supply, Inc. ("CIS"), a provider of mobile network equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers; and effective August 1997, the Company acquired Galaxy Personal Communication Services ("Galaxy"), a RF engineering firm that provide system design, implementation, optimization and other value-added radio engineering and consulting services to the wireless service markets. The markets served by CIS and Galaxy complement the Company's traditional telephone service provider and private network operator markets.

         In the first quarter of 1998, the Company acquired ATI, a manufacturer of digital point-to-point microwave radio systems for short and long haul applications and a majority stake in NACT, a provider of advanced telecommunications switching platforms with integrated applications software. In May 1998, the Company signed definitive agreements to acquire Resurgens, a facilities-based provider of international network access, commonly referred to in the industry as carriers' carrier. These acquisitions have positioned the Company to offer its customers a complete telecommunications network solution, including proprietary equipment, planning and engineering services and access to international long distance.

         The Company realized significant improvements in its sales and operating results since 1994 as a result of the acquisitions and internal growth initiatives. The Company's total sales increased by 82.3% in 1997, 69.2% in 1996 and 97.2% in 1995. Total sales for the first quarter of 1998 increased by 68.0% over the fourth quarter of 1997. As the Company increased its product sales from 18.2% of total sales in 1994 to 79.0% of total sales in the first quarter of 1998, its gross profit margin before special charges increased from 12.9% in 1994 to 21.1% in 1995, 29.4% in 1996, 34.6% in 1997 and 41.7% in the first quarter of 1998. As a percentage of total sales, the Company's  operating income
(loss) before special charges increased from (8.5%) in 1994 to 5.0% in 1995, 14.4% in 1996, 21.0% in 1997 and 27.9% in the first quarter of 1998. The Company will continue to seek further improvements in gross profit margin over time as product offerings include more internally developed, acquired and licensed products containing proprietary technology.

         Although the Company has aggressively pursued acquisitions in recent years, over 60 percent of the Company's total sales growth since 1994 has come from internal growth initiatives. The Company has had considerable success in growing businesses post acquisition, most notably AIT and CIS, as a result of its ability to provide working capital, an extensive base of telecommunications customers and a broad range of support services.

         Since January 1, 1995, the Company has significantly strengthened its balance sheet through improved operating results, a $115.0 million sale of convertible subordinated notes, a $26.2 million secondary public equity offering, proceeds from stock warrant and option exercises, and a five-year $10.0 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth. The Company's working capital and stockholders' equity have increased from $2.3 million and $1.2 million, respectively, at December 31, 1994 to $120.7 million and $89.1 million, respectively, at March 31, 1998.

Results of Operations

         The following table sets forth certain financial data, representing each line item in the Company's consolidated statements of operations expressed as a percentage of total sales, except other data, which is expressed as a percentage of the applicable revenue type:

                                                      Quarter Ended March 31,
                                                        1998          1997
                                                       ------        ------

Statement of Operations Data:
  Sales of products                                     79.0%        76.4%
  Service revenues                                      21.0         23.6
                                                       -----        -----
         Total sales                                   100.0        100.0

  Cost of products sold                                 46.9         49.2
   Cost of services                                     20.8         20.2
                                                       -----        -----
         Total cost of sales                            67.7         69.4
                                                       -----        -----

         Gross profit                                   32.3         30.6

  Engineering and development                            2.2          1.6
  Selling, general and administrative                    9.1          9.4
  Amortization of goodwill                               2.4          1.4
  In-process research and development                  140.0         ---
  Special charges                                        9.1         ---
                                                       -----        -----
         Operating income (loss)                      (130.5)        18.2

  Interest and other income                              3.5          1.6
  Interest expense                                      (4.2)        ---
                                                       -----        -----
         Income (loss) before income
           taxes and minority interests               (131.2)        19.8

  Income taxes                                           3.5          6.9
                                                       -----        -----
         Income  (loss) before minority interests     (134.7)        12.9

Minority interests in earnings of subsidiary             1.9         ---
                                                       -----        -----

         Net income (loss)                            (136.6)%       12.9%
                                                       =====        =====

Other Data:
  Gross Margin (Before Special Charges):
    Products                                            45.3%        35.6%
    Services                                            28.1         14.6

 Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         Sales. Total sales increased $15.5 million, or 76.4%, to $35.7 million in the first quarter of 1998 from $20.3 million in the first quarter of 1997. Product sales increased to 79.0% of total sales in the first quarter of 1998 from 76.4% in the first quarter of 1997.

         Product sales increased $12.8 million, or 82.5%, to $28.2 million in the first quarter of 1998 from $15.5 million in the first quarter of 1997. The increase related to sales generated by NACT and ATI, which were acquired effective March 1, 1998 and February 1, 1998, respectively, and an increase of mobile network equipment sold by CIS.

         Service revenues increased $2.7 million, or 56.9%, to $7.5 million in the first quarter of 1998 from $4.8 million in the first quarter of 1997. The increase related to engineering services performed by Galaxy, which was acquired effective July 1, 1997, and additional pay telephone refurbishment revenues.

         Gross Profit. Gross profit increased $5.3 million, or 86.0%, to $11.5 million in the first quarter of 1998 from $6.2 million in the first quarter of 1997. Gross profit margin increased to 32.3% in the first quarter of 1998 from 30.6% in the first quarter of 1997. Gross profit margin excluding the special charge of approximately $3.4 million (see Note 6 to "Financial Statements") was 41.7% in the first quarter of 1998 The improved performance resulted from economies of scale associated with the 76.4% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

         Gross profit margin on products sold increased to 40.6% in the first quarter of 1998 from 35.6% in the first quarter of 1997. Gross profit margin excluding the special charge was 45.3% in the first quarter of 1998. The improved margins related to the NACT and ATI sales of proprietary equipment and systems and the increase in sales of CIS mobile network equipment, all of which generally carry margins in excess of 40.0%. The Company's switching products experienced declines in gross margin during the first quarter of 1998 primarily related to margin pressure on sales of Northern Telecom add-on frames and related circuit boards.

         Gross profit margin on service revenues was 1.0% in the first quarter of 1998 as compared to 14.6% in the first quarter of 1997. Gross profit margin excluding the special charge was 28.1% in the first quarter of 1998. The improvement was due to the addition of consulting revenues from Galaxy, which was acquired effective July 1, 1997, and improved margins on pay telephone refurbishment revenues.

         Engineering and Development. Engineering and development expenses increased $472,000, or 149.1%, to $788,000 in the first quarter of 1998 from $316,000 in the first quarter of 1997. The increase in expenses was attributable to the acquisitions of NACT and ATI and the continued expansion of the Company's development group. Engineering and development expenses increased to 2.2% of total sales in the first quarter of 1998 from 1.6% of total sales in the first quarter of 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million, or 69.8%, to $3.3 million in the first quarter of 1998 from $1.9 million in the first quarter of 1997. The increase related primarily to expenses associated with the operations of NACT, ATI and Galaxy, which were acquired subsequent to the first quarter of 1997. As a percentage of total sales, selling, general and administrative expenses decreased to 9.1% in the first quarter of 1998 from 9.5% in the first quarter of 1997.

         Amortization of Goodwill. Amortization of goodwill increased $580,000 to $864,000 in the first quarter of 1998 from $284,000 in the first quarter of 1997, primarily as a result of goodwill recorded in connection with the NACT, ATI and Galaxy acquisitions and additional goodwill recorded related to earnout performances for the CIS, AIT and Galaxy acquisitions.

         Operating Income Before Special Charges. Operating income before special charges increased $6.3 million, or 171.3%, to $10.0 million in the first quarter of 1998 from $3.7 million in the first quarter of 1997. Operating income margin increased to 27.9% in the first quarter of 1998 from 18.2% in the first quarter of 1997.

         Special Charges. Special charges in the first quarter of 1998 included $50.0 million for in-process research and development related to the first quarter 1998 acquisitions of a 67.3% interest in NACT and ATI (see Note 2 to the "Financial Statements"). Purchased in-process research and development, which consists of the value of NACT and ATI products in the development stage that are not considered to have reached technological feasibility, were expensed in accordance with applicable accounting rules. The Company expects to record an additional in-process research and development charge of approximately $22.0 million in the third quarter of 1998 in connection with the acquisition of the remaining 32.7% of NACT.

         Special charges in the first quarter of 1998 also included $6.6 million for costs related to the consolidation of several operations and the Company's exit from the contract manufacturing business. The Company's AIT and circuit board repair operations have been consolidated into a new facility in Orlando, Florida; the Company's manufacturing operations have moved from Orlando to a new facility in Alpharetta, Georgia; and Westec's Scottsdale, Arizona operations are being transferred into ATI's facility in Wilmington, Massachusetts. The special charges included $3,360,000 to cost of sales for obsolete and redundant inventories and $3,240,000 for severance benefits, lease terminations, idle equipment and other phase-down expenses related to the consolidation program.

         Interest and Other Income. Interest and other income increased $902,000 to $1.3 million in the first quarter of 1998 from $367,000 in the first quarter of 1997 due to a significant increase in invested cash balances of the Company, resulting primarily from the sale of $115.0 million convertible subordinated notes in October 1997.

         Interest and Other Expense. Interest expense increased to $1.5 million in the first quarter of 1998 from $29,000 in the first quarter of 1997. The increase is primarily due to the interest recorded on the $115.0 million convertible subordinated notes sold in October 1997, which bear interest at 4.5% and the related debt issuance cost amortization.

         Income Taxes. The Company's effective income tax rate increased to 40.0% in the first quarter of 1998 from 35.0% in the first quarter of 1997. The Company's 1998 effective rate is unfavorably impacted by the significant increase in non-deductible goodwill amortization resulting from acquisitions.

Liquidity and Capital Resources

         Overview. Cash management is a key element of the Company's operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased product development, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. As of March 31, 1998, the Company had $63.3 million of cash and equivalents and $8.2 million in borrowings available under its credit line to support its current working capital requirements and strategic growth initiatives.

         Operating Activities. Cash provided from operating activities was $2.0 million in the first quarter of 1998 as compared to cash used by operations of $1.3 million in the first quarter of 1997.

         Accounts receivable increased $19.4 million, or 95.8%, to $39.7 million at March 31, 1998 from $20.3 million at December 31, 1997. This was due to the acquisitions of NACT, ATI and Galaxy and increased sales activity at the Company (first quarter 1998 sales were $35.7 million as compared to fourth quarter 1997 sales of $21.3 million). Average days sales outstanding at March 31, 1998 were approximately 90 days as compared to 81 days at December 31, 1997.

         Inventories increased $5.9 million, or 26.4%, to $28.3 million at March 31, 1998 from $22.4 million at December 31, 1997. This increase was due to the acquisitions of NACT and ATI and the planned build-up of CDX switching and WX-5501inventories related to the closure of the Company's Orlando manufacturing facility. The increases above were offset by the $3.4 million provision for obsolete and redundant inventories related to the consolidation program initiated in the first quarter of 1998 (see Note 6 to "Financial Statements").

         Investing Activities. Cash used by investing activities, primarily for the acquisitions of businesses, was $59.3 million and $4.2 million for the first quarters of 1998 and 1997, respectively.

         On December 31, 1997, the Company entered into a stock purchase agreement with GST and GST USA to acquire 5,113,712 shares of NACT common stock owned by GST USA, representing approximately 63% of the outstanding shares of NACT common stock (the "NACT Stock Acquisition"). On February 27, 1998 the NACT Stock Acquisition was completed with GST USA receiving $59.7 million in cash and 1,429,907 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $26.9 million. This transaction increased the Company's ownership of NACT to 67.3%.

         On February 24, 1998 the Company entered into a merger agreement with NACT pursuant to which the Company agreed to acquire all of the shares of NACT common stock not already then owned by the Company or GST USA. Pursuant to the terms of the merger agreement, each share of NACT common stock will be converted into shares of Company common stock having a value of $17.50 per share based on the average of the daily closing price of Company common stock on the NASDAQ National Market for a pre-defined period prior to the closing (the "Closing Price"), provided that if the Closing Price is more than $25.52, then each share of NACT common stock will be converted into 0.6857 shares of Company common stock. If the Closing Price is less than $20.88, then the Company may elect to terminate the agreement. This merger is expected to be consummated in July 1998.

         On December 24, 1997, the Company entered into an agreement to acquire ATI. On January 29, 1998, the transaction was completed in its final form whereby ATI was merged with and into CIS (the "ATI Merger"). In connection with the ATI Merger, the stockholders of ATI received approximately $300,000 and 424,932 restricted shares of the Company's common stock. These shares had an initial fair value of approximately $6.5 million.

         In addition to the 424,932 shares noted above, the stockholders of ATI were issued 209,050 restricted shares of the Company's common stock. These shares were immediately placed into escrow and will be released to the stockholders of ATI contingent upon the realization of predefined levels of pre-tax net income from ATI's operations during calendar years 1998 and 1999.

         In December 1997, the Company loaned ATI approximately $4.5 million. ATI used $2.6 million of the proceeds to pay off its line of credit with a bank and the remainder for working capital purposes. The note receivable from ATI is included in Other assets on the Company's December 31, 1997 balance sheet. During the first quarter of 1998, the note receivable was included in the Company's purchase price of ATI.

         During the first quarter of 1998 and 1997, the Company invested $1.9 million and $726,000, respectively, in capital expenditures. These expenditures were primarily for new manufacturing and test equipment, computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of acquisitions, and facility improvements required in connection with the Company's growth.

         Financing Activities. Cash provided from financing activities was $2.5 million and $4.5 million for the first quarter of 1998 and 1997, respectively.

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

         In addition to the Notes sold on October 1, 1997, the Company granted the initial purchasers an option to purchase up to an additional $15.0 million in Notes to cover over-allotments. On October 28, 1997, the initial purchasers exercised the over-allotment option in full and the Company received an additional $14.6 million, after the application of the initial purchasers' discount fees.

         The total discount fees of $3,450,000, along with approximately $550,000 of legal, accounting, printing and other expenses (the "Debt issuance costs") are being amortized to expense over the five year term of the Notes. Debt issuance costs of approximately $3.2 million, net of amortization, are included in Other assets on the Company's March 31, 1998 balance sheet.

         As of March 31, 1998 and 1997, the Company had borrowings of $1.8 million and $4.5 million, respectively, outstanding under its $10.0 revolving line of credit. Borrowings under the Company's line of credit are secured by a first lien on substantially all the assets of the Company. The bank agreement, which expires in March 2001, contains standard lending covenants, including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/2%, at the option of the Company. As of the date of this Report, there were no amounts outstanding under the Company's line of credit.

         During the first quarter of 1998, the Company received approximately $4.4 million in cash, including related federal income tax benefits, from the exercises of incentive and non-qualified stock options and warrants by the Company's directors and employees.

         Income Taxes. As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company has realized a federal income tax benefit of approximately $2.7 million for the first quarter of 1998. Although this tax benefit does not have any effect on the Company's provision for income tax expense for 1998, it represents a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value.

         Summary. The Company's improved operating performance and completion of the sale of $115.0 million of Notes in 1997 has significantly enhanced its financial strength and improved its liquidity. As of the date of this Report, the Company has approximately $60.0 million of cash and a $10.0 million revolving line of credit available. The Company believes that existing cash balances, available borrowings under the Company's line of credit and cash projected to be generated from operations will provide the Company with sufficient capital resources to support its current working capital requirements and business plans for at least the next 12 months.



Item 3 - Quantitative and Qualitative Disclosures About Market Risks

         Not Applicable


PART II. OTHER INFORMATION

Item 2.  Changes in Securities

         On January 29, 1998, the Company completed the acquisition of Advanced TechCom, Inc., a Delaware corporation ("ATI"), pursuant to that certain Agreement and Plan of Merger dated as of December 24, 1998 by and among the Company, ATI, Cellular Infrastructure Supply, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, and Ernest H. Lin (the "Merger
Agreement"). Pursuant to the Merger Agreement, (i) the issued and outstanding shares of ATI's Series A Preferred Convertible Preferred Stock, $.10 par value per share (the "ATI Preferred Stock"), were converted into the right to receive (the "Merger Stock Consideration") an aggregate of 424,932 shares of the Company's common stock, $.01 par value (the "Common Stock"); (ii) holders of the issued and outstanding shares of ATI's common stock, $.10 par value, were given a choice to convert their ATI common stock into ATI Preferred Stock on a one-for-one basis and thereupon receive the Merger Stock Consideration to the same extent as holders of ATI Preferred Stock or (b) receive $.01 in cash for each share of ATI common stock not so converted; and (iii) except for Dr. Lin, who received cash and shares of Common Stock, each holder of an option to acquire ATI common stock that was vested as of December 31, 1997 was paid cash in the amount equal to the difference (if any) between $1.00 and the exercise price of such ATI option multiplied by the number shares of ATI common stock underlying such option.

         In addition, the persons entitled to receive the Merger Stock Consideration are also entitled to receive up to an aggregate of 209,050 shares of Common Stock payable upon the achievement of certain earnings targets during 1998 and 1999 (the "Contingent Merger Stock"). The Contingent Merger Stock has been issued and placed into escrow pending its release to the persons entitled to receive the Merger Stock Consideration.

         The sale of the shares of Common Stock issued in connection with the Merger Agreement was not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on the exemption provided by Section 4(2) of the Securities Act.

         On February 27, 1998, the Company completed the acquisition (the "NACT Stock Acquisition") of 5,113,712 shares of the common stock of NACT Telecommunications, Inc. from GST Telecommunications, Inc., a federally chartered Canadian corporation ("GST"), and GST USA, Inc., a Delaware corporation and a wholly-owned subsidiary of GST ("GST USA"), pursuant to that certain Stock Purchase Agreement by and between the Company, GST and GST USA dated as of December 31, 1997. In connection with the NACT Stock Acquisition, the Company issued to GST USA 1,429,907 shares of Common Stock. The sale of the shares of Common Stock issued in connection with the NACT Stock Acquisition was not registered under the Securities Act in reliance on the exemption provided by
Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1     Financial Data Schedule


(b)      Reports on Form 8-K

         On February 13, 1998, the Company filed a report on Form 8-K, as amended by Amendment No. 1 thereto on Form 8-K/A filed on April 14, 1998, announcing that on January 29, 1998 the merger of ATI with and into CIS, a wholly-owned subsidiary of the Company was consummated.

         On February 20, 1998, the Company filed a report on Form 8-K announcing that the Company signed a letter of intent to acquire Cherry Communications Incorporated d/b/a Resurgens Communications Group ("RCG"). On May 18, 1998, the filed a report on Form 8-K announcing that the Company signed definitive agreements to acquire RCG and Cherry Communications U.K. Limited.

         On February 20, 1998, the Company filed a report on Form 8-K, as amended by Amendment No. 1 thereto on Form 8-K/A filed on February 25, 1998, announcing that on December 31, 1997 the Company signed a Stock Purchase Agreement pursuant to which the Company agreed to acquire 5,113,712 shares of common stock of NACT from GST Telecommunications, Inc. (the "Acquisition"). On March 13, 1998, the Company filed a report on Form 8-K announcing that on February 27, 1998 the Acquisition was consummated and that on February 24, 1998 the Company agreed to acquire all of the shares of NACT Common Stock not already then owned by the Company or GST USA, Inc.

         On April 23, 1998, the Company filed a report on Form 8-K, as amended by Amendment No. 1 thereto on Form 8-K/A filed on April 24, 1998, announcing the resignation of William P. O'Reilly from the Company's Board of Directors.

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

Dated:  May 20, 1998