Form 10-Q
period 1998-06-30
WORLD ACCESS INC
filed 1998-08-19
CIK 876279

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE THREE MONTHS ENDED JUNE 30, 1998.
OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO

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

                         YES   X       NO
                            -------      -------

         The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at August 18, 1998 was 22,511,422.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS





                       WORLD ACCESS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                        JUNE 30          DECEMBER 31
                                                                         1998               1997
                                                                     -------------       ------------
                                                                      (Unaudited)
ASSETS
Current Assets
     Cash and equivalents                                            $  57,653,355       $118,065,045
     Marketable securities                                               3,500,000                 --
     Accounts receivable                                                41,819,028         20,263,971
     Inventories                                                        34,472,593         22,426,918
     Other current assets                                               15,428,681         10,923,723
                                                                     -------------       ------------
                     Total Current Assets                              152,873,657        171,679,657
Property and equipment                                                  17,202,608          5,704,585
Goodwill                                                                74,378,279         31,660,201
Other assets                                                            24,063,136         16,238,298
                                                                     -------------       ------------

                     Total  Assets                                   $ 268,517,680       $225,282,741
                                                                     =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Short-term debt                                                  $   4,408,477       $     81,739
    Accounts payable                                                    23,086,925          9,339,588
    Other accrued liabilities                                           12,913,105          8,508,698
                                                                     -------------       ------------
                     Total Current Liabilities                          40,408,507         17,930,025
Long-term debt                                                         115,528,565        115,263,984
Noncurrent liabilities                                                   1,564,078            333,802
Minority interests                                                      12,442,337                 --
                                                                     -------------       ------------
                     Total Liabilities                                 169,943,487        133,527,811
                                                                     -------------       ------------

Stockholders' Equity
    Common stock                                                           218,871            193,062
    Capital in excess of par value                                     133,286,631         84,162,478
    Retained earnings (deficit)                                        (34,931,309)         7,399,390
                                                                     -------------       ------------
                     Total Stockholders' Equity                         98,574,193         91,754,930
                                                                     -------------       ------------

                     Total Liabilities and Stockholders' Equity      $ 268,517,680       $225,282,741
                                                                     =============       ============




  The accompanying notes are an integral part of these consolidated financial statements.

                       WORLD ACCESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                          THREE MONTHS ENDED JUNE 30            SIX MONTHS ENDED JUNE 30
                                                       --------------------------------      -------------------------------
                                                           1998               1997               1998               1997
                                                       ------------       ------------       ------------       ------------

     Sales of products                                 $ 41,600,854       $ 19,444,256       $ 69,829,810       $ 34,914,306
     Service revenues                                     5,906,224          4,571,822         13,408,313          9,353,196
                                                       ------------       ------------       ------------       ------------

        Total Sales                                      47,507,078         24,016,078         83,238,123         44,267,502

     Cost of products sold                               22,239,271         11,525,183         39,011,720         21,494,810
     Cost of services                                     4,761,514          4,005,782         12,189,198          8,089,263
                                                       ------------       ------------       ------------       ------------
        Total Cost of Sales                              27,000,785         15,530,965         51,200,918         29,584,073
                                                       ------------       ------------       ------------       ------------

        Gross Profit                                     20,506,293          8,485,113         32,037,205         14,683,429

     Engineering and development                          1,793,743            428,595          2,581,927            745,005
     Selling, general and administrative                  4,680,414          2,434,951          7,936,268          4,352,514
     Amortization of goodwill                             1,018,374            380,404          1,882,371            664,535
     In-process research and development                         --                 --         50,000,000                 --
     Special charges                                             --                 --          3,240,000                 --
                                                       ------------       ------------       ------------       ------------

        Operating Income (Loss)                          13,013,762          5,241,163        (33,603,361)         8,921,375

     Interest and other income                              701,454            225,091          1,970,738            592,277
     Interest expense                                    (1,515,576)           (24,044)        (3,030,489)           (52,974)
                                                       ------------       ------------       ------------       ------------
        Income (Loss) Before Income Taxes
          and Minority Interests                         12,199,640          5,442,210        (34,663,112)         9,460,678

     Income taxes                                         4,880,249          2,014,000          6,135,249          3,420,000
                                                       ------------       ------------       ------------       ------------

        Income (Loss) Before Minority Interests           7,319,391          3,428,210        (40,798,361)         6,040,678

     Minority interests in earnings of subsidiary           848,687                 --          1,532,338                 --
                                                       ------------       ------------       ------------       ------------

        Net Income (Loss)                              $  6,470,704       $  3,428,210       $(42,330,699)      $  6,040,678
                                                       ============       ============       ============       ============

     Net Income (Loss) Per Common Share:

        Basic                                          $        .31       $        .21       $      (2.13)      $        .37
                                                       ============       ============       ============       ============
        Diluted                                        $        .30       $        .19       $      (2.13)      $        .34
                                                       ============       ============       ============       ============


     Weighted Average Shares Outstanding:

        Basic                                            20,576,451         16,556,478         19,894,508         16,478,013
                                                       ============       ============       ============       ============
        Diluted                                          21,821,649         18,515,809         19,894,508         17,918,264
                                                       ============       ============       ============       ============




  The accompanying notes are an integral part of these consolidated financial statements.

                       WORLD ACCESS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (Unaudited)



                                                                        CAPITAL IN          RETAINED
                                                      COMMON            EXCESS OF           EARNINGS
                                                      STOCK             PAR VALUE           (DEFICIT)          TOTAL
                                                   ------------       -------------       ------------       -----------

Balance at January 1, 1998                         $    193,062       $  84,162,478       $  7,399,390       $91,754,930

Net loss                                                                                   (42,330,699)      (42,330,699)

Issuance of 1,429,907 shares for NACT
  acquisition                                            14,299          26,867,953                           26,882,252

Issuance of stock options for NACT acquisition                            8,359,737                            8,359,737

Issuance of 633,982 shares for ATI
  acquisition                                             6,340           6,508,200                            6,514,540

Issuance of  513,728 shares for stock
  options and warrants                                    5,138           3,074,391                            3,079,529

Tax benefit from exercises of stock
  options and warrants                                                    4,222,100                            4,222,100

Issuance of 3,222 shares for matching
  contribution to 401K plan                                  32              91,772                               91,804
                                                   ------------       -------------       ------------       -----------

Balance at June 30, 1998                           $    218,871       $ 133,286,631       $(34,931,309)      $98,574,193
                                                   ============       =============       ============       ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                       WORLD ACCESS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         SIX MONTHS ENDED JUNE 30
                                                                                      --------------------------------
                                                                                           1998               1997
                                                                                      -------------       ------------
Cash  Flows From Operating Activities:
Net income (loss)                                                                     $ (42,330,699)      $  6,040,678
Adjustments to reconcile net income (loss) to net cash from
  (used by) operating activities:
     Depreciation and amortization                                                        3,193,828          1,105,303
     Income tax benefit from stock warrants and options                                   4,222,100          1,200,000
     Special charges                                                                     55,034,046                 --
     Minority interests in earnings of subsidiary                                         1,532,338                 --
     Provision for inventory reserves                                                       143,500            243,001
     Provision for bad debts                                                                316,360             68,755
     Stock contributed to employee benefit plan                                              91,804             43,187
     Changes in operating assets and liabilities, net of effects from businesses acquired:
          Accounts receivable                                                           (13,087,624)        (5,474,956)
          Inventories                                                                    (9,294,251)        (6,170,980)
          Accounts payable                                                                9,100,656          1,859,535
          Other assets and liabilities                                                   (5,970,061)          (357,746)
                                                                                      -------------       ------------

      Net Cash From (Used By) Operating Activities                                        2,951,997         (1,443,223)
                                                                                      -------------       ------------

Cash Flows From Investing Activities:
Acquisitions of businesses                                                              (62,084,127)        (4,099,852)
Software development costs                                                               (1,830,950)                --
Loan repayments by affiliate                                                                     --            582,500
Expenditures for property and equipment                                                  (5,858,706)        (1,115,745)
                                                                                      -------------       ------------

      Net Cash Used By  Investing Activities                                            (69,773,783)        (4,633,097)
                                                                                      -------------       ------------

Cash Flows From  Financing Activities:
Short-term debt borrowings                                                                4,297,109          3,509,087
Proceeds from exercise of stock warrants and options                                      3,079,529          1,390,730
Long-term debt repayments                                                                  (966,542)                --
Issuance of long-term debt for capital lease                                                     --            291,500
                                                                                      -------------       ------------

      Net Cash From Financing Activities                                                  6,410,096          5,191,317
                                                                                      -------------       ------------

      Decrease in Cash and Equivalents                                                  (60,411,690)          (885,003)
     Cash and Equivalents at Beginning of Period                                        118,065,045         22,480,082
                                                                                      -------------       ------------

     Cash and Equivalents at End of Period                                            $  57,653,355       $ 21,595,079
                                                                                      =============       ============


Supplemental Schedule of Noncash Financing and
     Investing Activities:
Issuance of common stock for businesses acquired                                      $  33,396,792       $  8,676,650
Issuance of stock options for businesses acquired                                         8,359,737
Conversion of note receivable to investment in ATI                                        4,484,534

  The accompanying notes are an integral part of these consolidated financial statements.

                       WORLD ACCESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiary companies, all of which are wholly-owned except NACT Telecommunications, Inc. ("NACT") of which the Company owns 67.3%. Minority interests represent the minority stockholders proportionate share of NACT's equity. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results of the interim periods covered have been included. For further information, refer to the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

     The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year. Certain reclassifications have been made to the prior period's financial information to conform with the presentations used in 1998.


NOTE 2.  ACQUISITIONS

ATI Acquisition

     On December 24, 1997, the Company entered into an agreement to acquire Advanced TechCom, Inc. ("ATI"), a Wilmington, Massachusetts based designer and manufacturer of digital microwave and millimeterwave radio systems for voice, data and/or video applications. On January 29, 1998, the transaction was completed in its final form whereby ATI was merged with and into Cellular Infrastructure Supply, Inc. ("CIS"), a wholly-owned subsidiary of the Company (the "ATI Merger").

     In connection with the ATI Merger, the stockholders of ATI received approximately $300,000 in cash and 424,932 restricted shares of the Company's common stock valued at approximately $6.5 million. The Company's policy is to value restricted stock issued in acquisitions at the average market price of its common stock for the three trading days prior and the three trading days subsequent to the date economic terms of the acquisition are announced less a discount to reflect the lack of marketability caused by trading restrictions, size of the share issuances and other relevant factors. A discount factor of 30% was used to value the 424,932 restricted shares, which was based on previous sales of restricted Company common stock and independent studies regarding discount attributable to lack of marketability. Management believes the discount rate used to value these restricted shares was appropriate and reasonable.

     In addition to the shares noted above, the stockholders of ATI were issued 209,050 restricted shares of the Company's common stock. These shares were immediately placed into escrow and will be released to the stockholders of ATI contingent upon the realization of predefined levels of pre-tax income from ATI's operations during calendar years 1998 and 1999. Upon issuance, the 209,050 escrowed shares were valued by the Company at par value only, or $2,091. As it becomes probable that the conditions for release from escrow will be met, the fair market value of the shares as measured at that time will be recorded as additional goodwill and stockholders' equity, respectively.

     The acquisition of ATI has been accounted for using the purchase method of accounting. Accordingly, the results of ATI's operations have been included in the accompanying consolidated financial statements from February 1, 1998. The purchase price was allocated to net assets acquired and to approximately $5.4 million of purchased in-process research and development ("R&D"). The excess of purchase price over the fair value of net assets acquired and purchased in-process R&D, currently estimated at approximately $2.7 million, has been recorded as goodwill and is being amortized over a 15 year period.

     Purchased in-process R&D, which consisted of the value of ATI products in the development stage that were not considered to have reached technological feasibility as of the date of the ATI Merger, was expensed in the first quarter of 1998 in accordance with applicable accounting rules. See Management's Discussion and Analysis.

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

     On December 31, 1997, the Company entered into a stock purchase agreement with GST Telecommunications, Inc. ("GST") and GST USA, Inc. ("GST USA") to acquire 5,113,712 shares of NACT common stock owned by GST USA, representing approximately 63% of the outstanding shares of NACT (the "NACT Acquisition"). On February 27, 1998, the NACT Acquisition was completed with GST USA receiving $59.7 million in cash and 1,429,907 restricted shares of the Company's common stock valued at approximately $26.9 million. These shares were valued at $18.80 per share, a 20% discount to the closing market price of Company common stock on February 26, 1998. Management believes this valuation was appropriate and reasonable based on the fact GST USA sold all 1,429,907 restricted shares at $18.80 per share to an independent third party in a private transaction completed on February 27, 1998.

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

     On February 24, 1998, the Company entered into a merger agreement with NACT pursuant to which the Company agreed to acquire all of the shares of NACT common stock not already owned by the Company or GST USA. Pursuant to the terms of the merger agreement, each share of NACT common stock will be converted into shares of Company common stock having a value of $17.50 per share based on the average of the daily closing price of Company common stock on the Nasdaq National Market for a pre-defined period prior to the closing (the "Closing Price"), provided that if the Closing Price is more than $25.52, then each share of NACT common stock will be converted into 0.6857 shares of Company common stock. If the Closing Price is less than $20.88, then the Company may elect to terminate the agreement. The merger is subject to, among other things, the approval of the NACT stockholders and the satisfaction of certain other customary conditions. This merger is expected to be consummated in September 1998.

     The acquisition of the 67.3% majority interest in NACT has been accounted for using the purchase method of accounting. Accordingly, the results of NACT's operations have been included in the accompanying consolidated financial statements from March 1, 1998. The purchase price of the majority interest in NACT was allocated to 67.3% of the net assets acquired and purchased in-process R&D. The excess of purchase price over 67.3% of the fair value of net assets acquired and purchased in-process R&D, currently estimated at approximately $42.8 million, has been recorded as goodwill and is being amortized over a 20 year period.

     During the first quarter of 1998, $44.6 million of purchased in-process R&D, which consists of 67.3% of the value of NACT products in the development stage that are not considered to have reached technological feasibility as of the date of the NACT Acquisition, was expensed in accordance with applicable accounting rules. See Management's Discussion and Analysis.

Pro Forma Results of Operations

     On a pro forma, unaudited basis, as if the acquisitions of ATI and NACT had occurred as of January 1, 1997, total sales, operating income, net income and diluted net income per common share for the six months ended June 30, 1998 and 1997 would have been approximately $86.4 million and $66.9 million; $14.1 million and $7.6 million; $6.4 million and $4.1 million; and $0.30 and $0.21, respectively. The pro forma results of operations for the six months ended June 30, 1998 would not have been materially different had the acquisitions of AIT and NACT occurred on January 1, 1998.

     These unaudited pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which would actually have occurred had the acquisitions been in effect on the date indicated. The portion of the ATI and NACT purchase prices allocated to purchased in-process R&D expensed in accordance with applicable accounting rules will not recur, therefore the pro forma results have been prepared excluding these charges.


NOTE 3.  INVENTORIES

         Inventories consisted of the following:


                                                            JUNE 30        DECEMBER 31
                                                              1998             1997
                                                          -----------      -----------

Switching systems, frames and related circuit boards      $20,960,342      $13,445,770
Transport and access products                               1,343,217          779,674
Electronic components                                       6,364,945        4,879,213
Pay telephone parts                                         1,666,120        1,332,835
Work in progress                                            3,747,254        1,744,368
Other finished goods                                          390,715          245,058
                                                          -----------      -----------
                                                          $34,472,593      $22,426,918
                                                          ===========      ===========




NOTE  4.  GOODWILL

         Goodwill from acquisitions, representing the excess of purchase price paid over the value of net assets acquired and purchased in-process R&D, was as follows:


                                         JUNE 30           DECEMBER 31
                                           1998               1997
                                       ------------       ------------

         NACT                          $ 42,752,140       $         --
         CIS                             12,485,239         12,485,239
         AIT                             10,657,917         11,557,917
         Galaxy                           5,089,265          5,089,265
         ATI                              2,748,309                 --
         Other                            5,034,062          5,034,062
                                       ------------       ------------
                                         78,766,932         34,166,483
         Accumulated amortization        (4,388,653)        (2,506,282)
                                       ------------       ------------
                                       $ 74,378,279       $ 31,660,201
                                       ============       ============

     Goodwill is being amortized on a straight-line basis over a 15 to 20 year period. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company regularly reviews the projected future cash flows from operations of each of the acquired businesses to assess the recoverability of goodwill. In the event that the Company deems permanent impairment of goodwill has resulted, charges are recorded against current operations for the impairment. No significant impairment charges have been recorded to date. See Management's Discussion and Analysis.


NOTE  5.  DEBT

     The Company has a $10.0 million revolving line of credit with a large European bank. As of June 30, 1998, the Company had borrowings of $4.3 million outstanding under this facility. These borrowing were repaid to the bank in July 1998.

     The bank agreement, which expires in March 2001, contains standard lending covenants including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 and 1/4% or Libor plus 2 and 1/2%, at the option of the Company.


NOTE  6.  SPECIAL CHARGES

     Special charges in the first quarter of 1998 included $6.6 million for costs related to the consolidation of several operations and the Company's exit from the contract manufacturing business. The Company's AIT and circuit board repair operations have been consolidated into a new facility in Orlando, Florida; the Company's manufacturing operations have moved from Orlando to a new facility in Alpharetta, Georgia; and the Company's Scottsdale, Arizona operations have been integrated into ATI's facility in Wilmington, Massachusetts.

     The special charges included $3,360,000 to cost of sales for obsolete contract manufacturing inventories and inventories deemed obsolete or redundant as a result of the consolidation activities. The additional charges consisted of:

          Severance and termination benefits..... $  550,000
          Idle facility costs....................  1,340,000
          Idle equipment costs...................  1,350,000
                                                  ----------
                                                  $3,240,000
                                                  ==========

     The consolidated program began in the first quarter of 1998 and was completed as of June 30, 1998. No costs were included in the special charges that are expected to derive future economic benefit to the Company. As of June 30, 1998, approximately $600,000 of accrued special charges is included in Other current liabilities on the Company's balance sheet, which consisted primarily of facility lease termination losses expected to be incurred. See Management's Discussion and Analysis.


NOTE 7.  EARNINGS PER SHARE

     Effective in 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share". The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share is based on the weighted average number of common shares outstanding plus, when their effect is dilutive, potential common stock consisting of shares subject to stock options, stock warrants and convertible notes. Potential common stock shares of 1,245,198 were included in computing diluted earnings per share for the three month period ended June 30, 1998, and potential common stock shares of 1,959,331 and 1,440,251 were included in computing diluted earnings per share for the three and six month periods ended June 30, 1997, respectively. A total of 1,203,786 shares of common stock held in escrow from certain acquisitions and a license agreement were excluded from the earnings per share calculations for the three months ended June 30, 1998 because the conditions for release of shares from escrow had not been satisfied.

     Common stock issued and outstanding at June 30, 1998 and 1997 was 21,887,074 and 18,159,797 shares, respectively.

NOTE 8.  LEGAL PROCEEDINGS

     On August 24, 1996, Aerotel, Ltd. and Aerotel U.S.A. Inc. (collectively, "Aerotel") commenced an action against NACT and a customer of NACT in the United States District Court, Southern District of New York, alleging that telephone systems manufactured and sold by NACT incorporating prepaid debit card features infringe upon Aerotel's patent which was issued in November 1987 (the "Aerotel Patent"). Aerotel sought injunctive relief, damages in an unspecified amount and damages of up to three times damages found for willful infringement of the Aerotel Patent. NACT filed an answer and Counterclaim in which it denied infringement of the Aerotel Patent and sought judgement that the Aerotel patent is invalid and unenforceable and that Aerotel has misused its patent in violation of antitrust laws. NACT has denied that it has committed defamation, unfair competition and tortuous interference with prospective business relations. In August 1997, Aerotel amended its complaint to include as defendants GST, GST USA, and two former executive officers of NACT. The amended pleadings seek in excess of $18.7 million in damages and allege that GST and GST USA have infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted alleged tortuous conduct by NACT. GST, GST USA and the two former executive officers of NACT have served answers denying all material allegations.

     Under the terms of the Company's stock purchase agreement with GST, the Company and GST have agreed to share evenly the costs of any judgement against NACT as a result of the Aerotel litigation, including NACT's legal fees. Subsequent to the NACT Acquisition, the Company has been actively engaged in settlement negotiations. On July 9, 1998, the Company, GST and Aerotel entered into a Memorandum of Understanding to settle the Aerotel litigation. As of the date of this Report, the parties are negotiating the terms and conditions of a final settlement agreement.

     The Company currently estimates that its portion of the total settlement costs, including legal fees, will be approximately $3.3 million. Any payment made to Aerotel is expected to be paid through the issuance of Company common stock. The settlement costs expected to be incurred by the Company as a result of the Aerotel litigation have been accounted for as additional NACT purchase price as of June 30, 1998.

     Management expects a final Aerotel settlement agreement to be executed in the near future. If a settlement does not occur, management believes that NACT has valid defenses to the Aerotel claim. An unfavorable decision in this action, however, could have a material adverse effect on the Company's financial position.

NOTE 9   PENDING ACQUISITIONS

Resurgens Acquisition

         On February 12, 1998, the Company executed a letter of intent to acquire Cherry Communications Incorporated, d/b/a Resurgens Communications Group ("RCG"), and Cherry Communications U.K. Limited ("Cherry U.K.", and together with RCG, "Resurgens"). On May 12, 1998, the Company signed definitive agreements to acquire Resurgens. The agreement to acquire RCG is subject to the approval of the Bankruptcy Court. The transactions, which will be accounted for under the purchase method of accounting, are currently expected to close in September or October 1998.

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

         In April 1998, the Company purchased approximately $3.6 million of switching equipment which has been consigned to Resurgens. Upon its acquisition of Resurgens, the Company will account for this equipment as part of its investment in Resurgens. If the acquisition is not consummated, the Company expects to negotiate an arms-length sale of the equipment to Resurgens or another customer. This equipment is included in Other assets on the Company's June 30, 1998 balance sheet.

Telco Acquisition

         On June 4, 1998, the Company entered into a definitive Agreement to merge with Telco Systems, Inc. ("Telco") (the "Merger").

         As a result of the Merger, each outstanding share of Telco common stock shall be converted into the right to receive that number of shares of Company common stock equal to the quotient of $17.00 divided by the average daily closing price of Company common stock as reported on Nasdaq on each of the twenty consecutive trading days ending on the second business day prior to the date of the Merger (the "Average Closing Price"), provided that if the Average Closing Price is more than $36.00 per share, then each share of Telco common stock will be converted into .4722 shares of Company common stock and if the Average Closing Price is less than $29.00 per share, then each share of Telco common stock will be converted into .5862 shares of Company common stock. Based on the Company's current stock price as of the date of this Report, the shares issued in connection with the Merger will be valued at approximately $200 million.


         The Merger is intended to constitute a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended, and will be accounted for as a purchase. The purchase price will be allocated to the net assets acquired and to approximately $65 million of purchased in-process R&D. Purchased in-process R&D, which consists of the value of Telco's products in the development stage that are not considered to have reached technological feasibility, will be expensed upon completion of the Merger.

         The consummation of the Merger is subject to (i) clearance under the Hart-Scott-Rodino Improvements Act of 1976, as amended, (ii) the approval by the respective stockholders of the Company and Telco, (iii) the approval by the stockholders of the Company of an increase in the authorized shares of common stock of such corporation, and (iv) the satisfaction or waiver of customary conditions. The Merger is expected to be consummated in September or October 1998.


NOTE 10  COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. For the six months ended June 30, 1998 and 1997, respectively, comprehensive and net income were the same for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Under the Private Securities Litigation Reform Act of 1995, companies are provided a "safe harbor" for making forward-looking statements about the potential risks and rewards of their strategies. The Company believes that it is in the best interest of its stockholders to use these provisions in discussing future events in this Form 10-Q and other communications. These forward-looking statements include the Company's plans for growth, the potential for development, acceptance of the Company's products and other factors that could affect the Company's future operations or financial position.

     The Company's ability to achieve its goals depends on many known and unknown risks and uncertainties, as well as changes in general economic and business conditions. These factors could cause the anticipated performance and results of the Company to differ materially from those described or implied in such forward-looking statements.

     Factors that could cause or contribute to such differences include the risks and uncertainties described in the Company's SEC reports, including the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997 and the Company's Registration Statement on Form S-3 (No. 333-43497).

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

         The Company acquired five businesses during 1995 to 1997 in an effort to broaden its line of switching, transport and access products, enhance its product development capabilities and strengthen its technical base. Effective May 1995, the Company acquired AIT, Inc. ("AIT"), a full service provider of Northern Telecom switching systems, add-on frames and related circuit boards; effective October 1995, the Company acquired Westec Communications, Inc. ("Westec"), a provider of wireless products and services primarily to the cable television industry; effective January 1996, the Company acquired Sunrise Sierra, Inc. ("Sunrise"), a developer and manufacturer of intelligent transport and access products; effective January 1997, the Company acquired Cellular Infrastructure Supply, Inc. ("CIS"), a provider of mobile network equipment and related design, installation and technical support services to cellular, PCS and other wireless service providers; and effective August 1997, the Company acquired Galaxy Personal Communication Services ("Galaxy"), a RF engineering firm that provides system design, implementation, optimization and other value-added radio engineering and consulting services to the wireless service markets. The markets served by CIS and Galaxy complement the Company's traditional telephone service provider and private network operator markets.

         In the first quarter of 1998, the Company acquired ATI, a manufacturer of digital point-to-point microwave radio systems for short and long haul applications and a majority stake in NACT, a provider of advanced telecommunications switching platforms with integrated applications software. In May 1998, the Company signed definitive agreements to acquire Resurgens, a facilities-based provider of international network access, commonly referred to in the industry as carriers' carrier. In June 1998, the Company signed a definitive agreement to acquire Telco, a manufacturer of asynchronous fiber optic systems and intelligent channel banks for the integrated access, high capacity multiplexer and Frame Relay/ATM access markets. These acquisitions have positioned the Company to offer its customers a complete telecommunications network solution , including proprietary equipment, planning and engineering services and access to international long distance.

         The Company realized significant improvements in its sales and operating results since 1994 as a result of the acquisitions and internal growth initiatives. The Company's total sales increased by 82.3% in 1997, 69.2% in 1996 and 97.2% in 1995. Total sales for the first six months of 1998 increased by 41.5% over the last six months of 1997. As the Company increased its product sales from 18.2% of total sales in 1994 to 79.0% of total sales in the first six months of 1998, its gross profit margin before special charges increased from 12.9% in 1994 to 21.1% in 1995, 29.4% in 1996, 34.6% in 1997 and 44.1% in the
first six months of 1998. As a percentage of total sales, the Company's operating income (loss) before special charges increased from (8.5%) in 1994 to 5.0% in 1995, 14.4% in 1996, 21.0% in 1997 and 27.6% in the first six months of
1998. The Company will continue to seek further improvements in gross profit margin over time as product offerings include more internally developed, acquired and licensed products containing proprietary technology.

         Although the Company has aggressively pursued acquisitions in recent years, approximately 50% of the Company's total sales growth since 1994 has come from internal growth initiatives. The Company has had considerable success in growing businesses subsequent to their acquisition,due in part to the Company's ability to provide working capital, an extensive base of telecommunications customers and a broad range of support services.

         Since January 1, 1995, the Company has significantly strengthened its balance sheet through improved operating results, a $115.0 million sale of convertible subordinated notes, a $26.2 million secondary public equity offering, stock warrant and option exercises, and a five-year $10.0 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth. The Company's working capital and stockholders' equity have increased from $2.3 million and $1.2 million, respectively, at December 31, 1994 to $116.1 million and $98.6 million, respectively, at June 30, 1998.

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company's operating results have fluctuated significantly in the past. As the Company increases its number of telecommunications product offerings, its future operating results may vary significantly depending on factors such as the timing and shipment of significant orders, new product offerings by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the availability of new technologies, the mix of distribution channels through which the Company's product are sold, the inability to obtain sufficient supplies of sole or limited source components for the Company's products, gains or losses of significant customers, the timing of customers' upgrade and expansion programs, changes in the level of operating expenses, the timing of acquisitions, seasonality and general economic conditions.

         The Company's sales during the first six months of 1998 included approximately $30.0 million from its AIT and CIS subsidiaries. AIT sells new and used Northern Telecom switching systems, add-on frames and circuit cards. CIS sells re-engineered cellular base stations and related mobile network equipment. These operations depend on a consistent supply of equipment to sustain their revenue levels. Additionally, individual sales by AIT and CIS are relatively large ($500,000 to $2.0 million), which subjects the Company to the risk of revenue fluctuations in the event that customers adjust the timing of their orders.

RESULTS OF OPERATIONS

         The following table sets forth items in the Company's Consolidated Statements of Operations as a percentage of total revenues:

STATEMENT OF OPERATIONS DATA:



                                                         Three Months Ended          Six Months Ended
                                                                June 30                  June 30
                                                        --------------------       --------------------
                                                         1998          1997         1998          1997
                                                        ------        ------       ------        ------
Sales of products                                         87.6%         81.0%        83.9%         78.9%
Service revenues                                          12.4          19.0         16.1          21.1
                                                        ------        ------       ------        ------
     Total sales                                         100.0         100.0        100.0         100.0

Cost of products sold                                     46.8          48.0         46.9          48.5
Cost of services                                          10.0          16.7         14.6          18.3
                                                        ------        ------       ------        ------
     Total cost of sales                                  56.8          64.7         61.5          66.8
                                                        ------        ------       ------        ------

     Gross profit                                         43.2          35.3         38.5          33.2

Engineering and development                                3.8           1.8          3.1           1.7
Selling, general and administrative                        9.9          10.1          9.6           9.8
Amortization of goodwill                                   2.1           1.6          2.3           1.5
In process research and development                         --            --         60.0            --
Special charges                                             --            --          3.9            --
                                                        ------        ------       ------        ------

     Operating income (loss)                              27.4          21.8        (40.4)         20.2

Interest and other income                                  1.5           0.9          2.4           1.3
Interest expense                                          (3.2)           --         (3.6)         (0.1)
                                                        ------        ------       ------        ------

    Income (loss) before income taxes and minority        25.7          22.7        (41.6)         21.4
interest

Income taxes                                              10.3           8.4          7.4           7.8
                                                        ------        ------       ------        ------

Income (loss) before minority interests                   15.4          14.3        (49.0)         13.6
Minority interests in earnings of subsidiary               1.8            --          1.8            --
                                                        ------        ------       ------        ------
   Net income (loss)                                      13.6%         14.3%        50.8%         13.6%
                                                        ======        ======       ======        ======

OTHER DATA:

Gross Margin (Before Special Charges)
   Products                                               46.5%         40.7%        44.1%         38.4%
   Services                                               19.4          12.4         34.2          13.5


THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Sales. Total sales increased $23.5 million, or 97.8%, to $47.5 million in the second quarter of 1998 from $24.0 million in the second quarter of 1997. The percentage of product sales to total sales increased to 87.6% in the second quarter of 1998 from 81.0% in the second quarter of 1997.

         Product sales increased $22.2 million, or 113.9%, to $41.6 million in the second quarter of 1998 from $19.4 million in the second quarter of 1997. The increase related to sales generated by ATI and NACT which were acquired effective February 1, 1998 and March 1, 1998, respectively, and increases in sales of the Company's international switching product, the Compact Digital Exchange switch ("CDX"), and it's WX-5501 line card.

         Service revenues increased $1.3 million, or 29.2%, to $5.9 million in the second quarter of 1998 from $4.6 million in the second quarter of 1997. The increase related to additional revenues attributable to the Galaxy acquisition, which was acquired effective July 1, 1997. This increase was offset by a decline in electronic manufacturing revenues resulting from a strategic decision to begin utilizing the Company's manufacturing capacity for new World Access products rather than service outside contract manufacturing customers.

         Gross Profit. Gross profit increased $12.0 million, or 141.7%, to $20.5 million in the second quarter of 1998 from $8.5 million in the second quarter of 1997. Gross profit margin increased to 43.2% in the second quarter of 1998 from 35.3% in the second quarter of 1997. The improved performance resulted from economies of scale associated with the 97.8% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

         Gross profit margin on products sold increased to 46.5% in the second quarter of 1998 from 40.7% in the second quarter of 1997. The improved margins related to the NACT and ATI sales of proprietary equipment and systems and the increase in sales of CDX equipment, all of which generally carry margins in excess of 45%. The Company's refurbished switching products experienced declines in gross margin during the second quarter of 1998 primarily related to margin pressure on sales of Northern Telecom add-on frames and related circuit boards.

     Gross profit margin on service revenues increased to 19.4% in the second quarter of 1998 from 12.4% in the second quarter of 1997. The improvement was due to the addition of revenues from Galaxy.

         Engineering and Development. Engineering and development expenses increased $1.4 million, or 318.5%, to $1.8 million in the second quarter of 1998 from $429,000 in the second quarter of 1997. The increase in expenses was attributable to the acquisitions of NACT and ATI and the continued expansion of the Company's development group during 1998. Total engineering and development expenses increased to 3.8% of total sales in the second quarter of 1998 from 1.8% of total sales in the second quarter of 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.3 million, or 92.2%, to $4.7 million in the second quarter of 1998 from $2.4 million in the second quarter of 1997. The increase related primarily to expenses associated with the operations of NACT, ATI and Galaxy, which were acquired subsequent to the second quarter of 1997. As a percentage of total sales, selling, general and administrative expenses decreased to 9.9% in the second quarter of 1998 from 10.1% in the second quarter of 1997.

         Amortization of Goodwill. Amortization of goodwill increased $638,000 to $1.0 million in the second quarter of 1998 from $380,000 in the second quarter of 1997, as a result of the goodwill acquired in connection with the NACT, ATI, and Galaxy acquisitions and additional goodwill recorded related to earnout performances for the CIS, AIT and Galaxy acquisitions.

         AIT, CIS, Galaxy, ATI and NACT (collectively representing approximately 95% of the net goodwill of the Company)are all operating at profitability levels in excess of management's expectations and the related risk of impairment in the foreseeable future is believed to be low. Westec and Sunrise are operating below management's expectations and may have difficulty achieving future sales growth. Although management believes there has been no permanent impairment in the value of the Westec and Sunrise goodwill to date, management will continue to monitor closely the value of Westec and Sunrise goodwill throughout 1998 and 1999.

         Operating Income. Operating income increased $7.8 million, or 148.3%, to $13.0 million in the second quarter of 1998 from $5.2 million in the second quarter of 1997. Operating income margin increased to 27.4% in the second quarter of 1998 from 21.8% in the second quarter of 1997.

         Interest and Other Income. Interest and other income increased $476,000, or 211.6%, to $701,000 in the second quarter of 1998 from $225,000 in the second quarter of 1997 due to increased invested cash balances of the Company, resulting primarily from proceeds received from a $115.0 million convertible note offering completed in October 1997.

         Interest Expense. Interest expense increased to $1.5 million in the second quarter of 1998 from $24,000 in the second quarter of 1997. The increase is due to the $115.0 million convertible note offering.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Sales. Total sales increased $38.9 million, or 88.0%, to $83.2 million in the first six months of 1998 from $44.3 million in the first six months of 1997. The percentage of product sales to total sales increased to 83.9% in the first six months of 1998 from 78.9% in the first six months of 1997.

         Product sales increased $34.9 million, or 100.0%, to $69.8 million in the first six months of 1998 from $34.9 million in the first six months of 1997. The increase related to sales generated by ATI and NACT which were acquired effective February 1, 1998 and March 1, 1998, respectively, and increases in sales of the Company's international switching product, the Compact Digital Exchange switch "(CDX"), and it's WX-5501 line card.

         Service revenues increased $4.0 million, or 43.3%, to $13.4 million in the first six months of 1998 from $9.4 million in the first six months of 1997. The increase related to additional revenues attributable to the Galaxy acquisition. This increase was offset by a decline in electronic manufacturing revenues resulting from a strategic decision to begin utilizing the Company's manufacturing capacity for new World Access products rather than service outside contract manufacturing customers and in the Company's circuit board repair business.

         Gross Profit. Gross profit increased $17.3 million, or 118.2%, to $32.0 million in the first six months of 1998 from $14.7 million in the first six months of 1997. Gross profit margin increased to 38.5% in the first six months of 1998 from 33.2% in the first six months of 1997. The improved performance resulted from the 88.0% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

         Gross profit margin on products sold increased to 44.1% in the first six months of 1998 from 38.4% in the first six months of 1997. The improved margins related to the NACT and ATI sales of proprietary equipment and systems and the increase in sales of CDX equipment, all of which generally carry margins in excess of 45%. The Company's refurbished switching products experienced declines in gross margin during the first six months of 1998 primarily related to margin pressure on sales of Northern Telecom add-on frames and related circuit boards.

         Gross profit margin on service revenues was 9.1% in the first six months of 1998 as compared to 13.5% in the first six months of 1997. Gross profit margin excluding the special charge was 34.2% in the first six months of 1998. The improvement was due to the addition of revenues from Galaxy, which was acquired effective July 1, 1997.

         Engineering and Development. Engineering and development expenses increased $1.8 million, or 246.6%, to $2.6 million in the first six months of 1998 from $745,000 in the first six months of 1997. The increase in engineering and development expenses was attributable to the acquisitions of NACT and ATI and the continued expansion of the Company's development group during 1998. Total engineering and development expenses increased to 3.1% of total sales in the first six months of 1998 from 1.7% of total sales in the first six months of 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.5 million, or 82.3%, to $7.9 million in the first six months of 1998 from $4.4 million in the first six months of 1997. The increase related primarily to expenses associated with the operations of NACT, ATI and Galaxy, which were acquired subsequent to the second quarter of 1997. As a percentage of total sales, selling, general and administrative expenses decreased to 9.6% in the first six months of 1998 from 9.8% in the first six months of 1997.

         Amortization of Goodwill. Amortization of goodwill increased $1.4 million to $2.0 million in the first six months of 1998 from $592,000 in the first six months of 1997, as a result of the goodwill acquired in connection with the NACT, ATI, and Galaxy acquisitions and additional goodwill recorded related to earnout performances for the CIS, AIT and Galaxy acquisitions.

         Operating Income Before Special Charges. Operating income before special charges increased $14.1 million to $23.0 million in the first six months of 1998 from $8.9 million in the first six months of 1997. Operating income margin before special charges increased to 27.6% in the first six months of 1998 from 20.2% in the first six months of 1997.

         Interest and Other Income. Interest and other income increased $1.4 million, or 232.7%, to $2.0 million in the first six months of 1998 from $592,000 in the first six months of 1997 due to increased invested cash balances of the Company, resulting primarily from proceeds received from a $115.0 million convertible note offering completed in October 1997.

         Interest Expense. Interest expense increased to $3.0 million in the first six months of 1998 from $53,000 in the first six months of 1997. The increase is due to the $115.0 million convertible note offering.

PURCHASED IN-PROCESS R&D

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

         The Income Approach was utilized to value the acquired research and development technologies in the NACT Acquisition. The Income Approach values technologies by projecting the potential cash flows related to those technologies and discounting the cash flows to their present values using a discount rate reflective of the risk of achieving the cash flows. The projected cash flows include estimates of the remaining costs to complete the in-process technologies.

         NACT provides advanced telecommunications switching platforms with integrated applications software and network telemanagement capabilities. NACT designs, develops, and manufacturers all hardware and software elements necessary for a fully integrated, turnkey telecommunications switching solution. The nature of the in-process research and development was such that technological feasibility had not been attained as of the date of Acquisition. Failure to attain technological feasibility, especially given the high degree of customization required for complete integration into the NACT solution, would have rendered partially designed hardware and software useless for other applications. Incomplete design of hardware and software coding would create a non-connective, inoperable product that would have no alternative use.

         NACT's business plan called for a shift in market focus to larger customers, both domestic and international; therefore, NACT had numerous projects in development at the time of the acquisition. Additionally, the pending completion of a major release of NACT's billing system required significant development efforts to ensure continued integration with NACT's product suite.

         NACT had nine principal projects in the development pipeline at the time of acquisition. Most major projects had several ongoing sub-projects (e.g., a hardware design project and a software design project). These projects included significant redevelopment of some existing products and the creation of new products. The research and development projects were at various stages of development. Most new or redeveloped products were scheduled for release in 1998, while several others were scheduled for release in 1999. None of the in-process projects considered in the write-off had attained technological feasibility.

         For all in-process technologies, management estimated remaining costs to complete. These estimates were $3.3 million for 1998, and $1 million for 1999. The expected sources of funding were scheduled research and development expenses from the operating budget of NACT provided by the operating assets and liabilities of NACT.

         The Income Approach was also used to value the acquired research and development technologies in the ATI acquisition.

         ATI develops and manufactures a series of high-performance digital microwave/millimeter radio equipment. Their products reach across all frequency bands and data rates and offer numerous features. The nature of the in-process research and development was such that technological feasibility had not been attained as of the date of Acquisition. Failure to attain technological feasibility would have rendered partially designed equipment useless for other applications. ATI's products are designed for specific frequency bandwidths and, as such, are highly customized to those bandwidths and the needs of customers wishing to operate in them. Products only partially completed for certain bandwidths cannot be used in other bandwidths.

         At the time of acquisition, ATI's primary product lines were FSK+, Compact, and QAM. ATI's management determined the following percentages of each product line were in-process technologies:

     FSK+:          15.0% of units in development
     Compact:       95.0% of units in development
     QAM:           100.0% of units in development

         Between each product line, various stages of development had been reached. Additionally, within each product line, different units had reached various stages of development. Of the products management considered in-process, none had attained technological feasibility.

         For all in-process products, management estimated remaining costs to complete to be $3.1 million for 1998, $7.2 million for 1999, $7.6 million for 2000, $5.1 million for 2001, and $1.1 million for 2002. The expected sources of funding were scheduled R&D expenses from the operating budget of ATI provided by the operating assets and liabilities of ATI.


SPECIAL CHARGES

         In January 1998, the Company's senior management decided that the following actions were necessary to streamline operations and position the Company to service anticipated sales growth:

     - Close down the existing Orlando, Florida manufacturing and repair facility. Move the manufacturing of certain World Access products to the company's Alpharetta, Georgia manufacturing facility.

     -   Exit the contract manufacturing business.

     - Close down four Lakeland, Florida facilities and move AIT operations to a new facility in Orlando, Florida. Repair operations would be integrated with AIT in this new facility.

     - Close down Westee's facility in Scottsdale, Arizona and integrate its operations into ATI's facility in Wilmington, Massachusetts.

         Shortly thereafter, senior management informed the operating management of the applicable divisions. All Orlando and Lakeland employees were informed in January and Westee employees were informed in February (subsequent to the closing of the ATI acquisition).

         Management carefully reviewed the provisions of EITF 94-3 in determining which costs related to the above actions should be included in a first quarter special charge. No costs were included in the charge that would derive future economic benefit to the Company, e.g., relocation of existing employees, recruiting and training of new employees and facility start-up costs. The special charge consisted of:

         Obsolete and redundant inventories . . . . . . . .  $ 3,360,000
         Severance and termination benefits . . . . . . . .      550,000
         Idle facility costs. . . . . . . . . . . . . . . .    1,340,000
         Idle equipment costs . . . . . . . . . . . . . . .    1,350,000
                                                             -----------
                                                             $ 6,600,000
                                                             ===========

         Severance and termination benefits were clearly communicated up front to the approximately 60 employees who lost their jobs as a direct result of the consolidations. Affected employees were notified shortly after the January and February employee meetings. Benefits were determined consistent with the Company's severance policy of one week of pay for each full year of service (minimum of two weeks) and continued benefits through the month severance pay is exhausted. Approximately 10 of these employees were involuntarily terminated in February and March, approximately 40 employees were involuntarily terminated in April and approximately 10 employees were involuntarily terminated in June. The Orlando and Lakeland facilities were closed in April and the Scottsdale facility was closed in June. The actual severance and termination benefit costs incurred by the Company were not materially different from the $550,000 recorded in the special charge.

         The idle facility and equipment portion of the special charge included the write-off of "old Orlando", Lakeland and Scottsdale leasehold improvements, provisions for the estimated costs to terminate idle facility and equipment leases, the write-off of Orlando manufacturing equipment not relocated to the company's Alpharetta facility and certain phase-down expenses associated with the six facilities closed down. As of the date of this Report, the Company does not expect the actual costs for these items to be materially different from amounts recorded in the special charge.

         As previously noted, all activities that resulted in the first quarter special charge were completed by the Company as of June 30, 1998. Of the $3,240,000 special charge, approximately $1.4 million related to assets directly written-off of amounts charged to the reserve in the first quarter. As of June 30, 1998, the accrual for special charges was approximately $600,000, which consisted primarily of lease termination losses expected to be incurred.

LIQUIDITY AND CAPITAL RESOURCES

         Overview. Cash management is a key element of the Company's operating philosophy and strategic plans. Acquisitions to date have been structured to minimize the cash element of the purchase price and ensure that appropriate levels of cash are available to support the increased product development, marketing programs and working capital normally associated with the growth initiatives of acquired businesses. As of June 30, 1998, the Company had $61.2 million of cash and investments and $5.7 million in borrowings available under its credit line to support its current working capital requirements and strategic growth initiatives.

         Operating Activities. Cash provided from operating activities was $3.0 million in the first six months of 1998 as compared to cash used by operations of $2.6 million in the first six months of 1997.

         Accounts receivable increased $21.5 million, or 106.4%, to $41.8 million at June 30, 1998 from $20.3 million at December 31, 1997. This was due to the acquisitions of NACT, ATI and Galaxy and increased sales activity at the Company (second quarter 1998 sales were $47.5 million as compared to fourth quarter 1997 sales of $21.3 million). Average days sales outstanding at June 30, 1998, March 31, 1998 and December 31, 1997 were approximately 80 days, 90 days and 81 days, respectively. The Company's transition into equipment sales has caused an increase in days sales outstanding. The Company's equipment sales tend to include longer payment terms than the historical repair and refurbishment businesses. In addition, the Company's sales to international customers have increased during the last twelve months. International sales generally have payment terms of 90 to 120 days. The Company also has recently begun to enter into long-term notes receivable with selected customers. To maximize cash flow, the Company sells the notes where possible on either a non-recourse or recourse basis to a third party financing institution.

         Inventories increased $12.1 million, or 53.7%, to $34.5 million at June 30, 1998 from $22.4 million at December 31, 1997. This increase was due to the acquisitions of NACT and ATI, a planned build-up of CDX switching and WX-5501 inventories related to the closure of the Company's Orlando manufacturing facility and an increase in AIT and CIS inventories to support future orders. The increases above were offset by the $3.4 million provision for obsolete and redundant inventories related to the consolidation program initiated in the first quarter of 1998 (see Special Charges).


         Investing Activities. Cash used by investing activities, primarily for the acquisitions of businesses, was $69.8 million and $4.6 million for the first six months of 1998 and 1997, respectively.

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

         On February 24, 1998 the Company entered into a merger agreement with NACT pursuant to which the Company agreed to acquire all of the shares of NACT common stock not already then owned by the Company or GST USA. Pursuant to the terms of the merger agreement, each share of NACT common stock will be converted into shares of Company common stock having a value of $17.50 per share based on the average of the daily closing price of Company common stock on the NASDAQ National Market for a pre-defined period prior to the closing (the "Closing Price"), provided that if the Closing Price is more than $25.52, then each share of NACT common stock will be converted into 0.6857 shares of Company common stock. If the Closing Price is less than $20.88, then the Company may elect to terminate the agreement. This merger is expected to be consummated in September 1998.

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

         During the first six months of 1998 and 1997, the Company invested $5.9 million and $1.1 million, respectively, in capital expenditures. The Company has invested approximately $3.7 million during 1998 related to the establishment of the new manufacturing facility in Alpharetta, Georgia. The remaining expenditures during 1998 were primarily for computer network and related communications equipment designed to upgrade the Company's management information systems and facilitate the integration of acquisitions, and facility improvements required in connection with the Company's growth.

         The Company began capitalizing software development costs in the fourth quarter of 1997. Software development costs are capitalized upon the establishment of technological feasibility of the product. During the first six months of 1998, the Company capitalized approximately $1.8 million of software development costs.

         Financing Activities. Cash provided from financing activities was $6.4 million and $5.4 million for the first six months of 1998 and 1997, respectively.

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

         The total discount fees of $3,450,000, along with approximately $550,000 of legal, accounting, printing and other expenses (the "Debt issuance costs") are being amortized to expense over the five year term of the Notes. Debt issuance costs of approximately $3.4 million, net of amortization, are included in Other assets on the Company's June 30, 1998 balance sheet.

         As of June 30, 1998, the Company had borrowings of $4.3 million outstanding under its $10.0 million revolving line of credit. Borrowings under the Company's line of credit are secured by a first lien on substantially all the assets of the Company. The bank agreement, which expires in March 2001, contains standard lending covenants, including financial ratios, restrictions on dividends and limitations on additional debt and the disposition of Company assets. Interest is paid at the rate of prime plus 1 1/4% or LIBOR plus 2 1/2%, at the option of the Company. As of the date of this Report, there were no amounts outstanding under the Company's line of credit.

         During the first six months of 1998 and 1997, the Company received approximately $7.3 million and $2.6 million, respectively, in cash, including related federal income tax benefits, from the exercises of incentive and non-qualified stock options and warrants by the Company's directors and employees.

         Income Taxes. As a result of the exercises of non-qualified stock options and warrants by the Company's directors and employees, the Company has realized a federal income tax benefit of approximately $4.2 million for the first six months of 1998. Although this tax benefit does not have any effect on the Company's provision for income tax expense , it represents a significant cash benefit to the Company. This tax benefit is accounted for as a decrease in current income taxes payable and an increase in capital in excess of par value.

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


YEAR 2000

         As a result of certain computer programs being written using two digits rather than four to define the applicable year, any of the Company's computer systems that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the so-called "Year 2000 Issue"). This could result in a system failure or miscalculations causing disruptions, including, among other things, a temporary inability to process transactions, send invoices or engage in normal business activities.

         The Company is in the process of evaluating its computer systems to determine what modifications (if any) are necessary to make such systems compatible with the year 2000 requirements. However, because many of the Company's computer systems have been put into service within the last several years, the Company does not expect any such modifications to have a material adverse effect on the Company's consolidated results of operations, liquidity and capital resources.

         In addition, the Company is in the process of developing a plan whereby it will review the year 2000 readiness of its customers and suppliers. In doing so, the Company will undertake appropriate internal reviews and will contact certain of its significant customers to assess, to the extent possible, Year 2000 Issues related to the Company's products. In that regard, the Company has identified that certain of its products, including the NTS 1000 billing System available from one of the Company's subsidiary, are not year 2000 compliant. The Company is in the process of releasing new versions of such products and making necessary modifications to existing products to address the Year 2000 Issue. These new and revised products are expected to be available commencing in the first quarter of 1999. The Company expects that many of its customers will upgrade to the new products. However, there can be no assurance that the Company's customers will upgrade to the new year 2000 compliant products or that the modifications planned to the certain of the Company's existing products will be successful or completed in a timely manner. The Company will continue to evaluate its other products to determine their year 2000 compliance.

         The Company intends to take all reasonable efforts to make information on the year 2000 readiness of its products available to its customers, although this information may not reach all customers, particularly indirect purchasers of the Company's products. Although the Company believes that it can address year 200 readiness issues related to its products, there may still be disruptions and or product failures that are unforeseen.

         The Company also intends to request assurances from its major suppliers that they are addressing the Year 2000 Issue and that the products and services procured or used by the Company will function properly or be available without interruption in the year 2000. Nevertheless, it will be impossible for the Company to fully assess the potential consequences if service interruptions occur from suppliers or in infrastructure areas such as utilities, communications, transportation, banking and government. As a result, the Company also intends to develop a business continuity plan to minimize the impact of such external events.

         While the Company's efforts to address year 2000 issues will involve additional costs and the time and effort of a number of Company employees, the Company believes, based on currently available information, that it will be able to manage its total year 2000 transition without any material adverse effect on the Company's consolidated results of operations, liquidity and capital resources.


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable


PART II.       OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

27.1     Financial Data Schedule (for SEC use only).


(B)      REPORT ON FORM 8-K

         On February 13, 1998, the Company filed a report on Form 8-K, as amended by Amendment No. 1 thereto on Form 8-K/A filed on April 14, 1998, announcing that on January 29, 1998 the merger of ATI with and into CIS, a wholly-owned subsidiary of the Company was consummated.

         On February 20, 1998, the Company filed a report on Form 8-K announcing that the Company signed a letter of intent to acquire Cherry Communications Incorporated d/b/a Resurgens Communications Group ("RCG"). On May 18, 1998, the Company filed a report on Form 8-K announcing that the Company signed definitive agreements to acquire RCG and Cherry Communications U.K. Limited. On July 27, 1998, the Company filed a report on Form 8-K which included the financial statements of Resurgens and the pro forma financial statements of the Company.

         On April 23, 1998, the Company filed a report on Form 8-K, as amended by Amendment No. 1 thereto on Form 8-K/A filed on April 24, 1998, announcing the resignation of William P. O'Reilly from the Company's Board of Directors.

         On June 8, 1998, the Company filed a report on Form 8-K, announcing that that it had entered into a definitive agreement to acquire Telco Systems, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WORLD ACCESS, INC.



                                      By:      /s/ Martin D. Kidder
                                         --------------------------------------
                                      Martin D. Kidder
                                      Vice President and Controller, Secretary


Dated:  August 19, 1998