Form 10-Q/A
period 1998-03-31
WORLD ACCESS INC
filed 1998-09-02
CIK 876279

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
              (AMENDING PART I, ITEMS 1 AND 2 AND PART II, ITEM 6)
(MARK ONE)

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

                              YES  [X]          NO

     The number of shares outstanding of the Registrant's common stock, par value $.01 per share, at May 20, 1998 was 21,915,043.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31     DECEMBER 31
                                                                  1998           1997
                                                              ------------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets
Cash and equivalents........................................  $ 63,278,252   $118,065,045
Marketable securities.......................................     3,500,000             --
Accounts receivable.........................................    39,683,071     20,263,971
Notes receivable............................................     6,908,270      2,050,000
Inventories.................................................    28,340,209     22,426,918
Other current assets........................................     7,153,447      8,873,723
                                                              ------------   ------------
          Total Current Assets..............................   148,863,249    171,679,657
Property and equipment......................................    13,940,900      5,704,585
Investment in affiliate.....................................            --      5,002,000
Goodwill....................................................    73,651,856     31,660,201
Other assets................................................    12,165,155     11,236,298
                                                              ------------   ------------
          Total Assets......................................  $248,621,160   $225,282,741
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Short-term debt.............................................  $  1,883,877   $     81,739
Accounts payable............................................    17,592,293      9,339,588
Accrued payroll and benefits................................     2,338,117      2,589,461
Purchase price payable......................................            --      3,700,000
Other accrued liabilities...................................     8,895,260      2,219,237
                                                              ------------   ------------
          Total Current Liabilities.........................    30,709,547     17,930,025
Long-term debt..............................................   115,527,707    115,263,984
Noncurrent liabilities......................................     1,686,026        333,802
Minority interests..........................................    11,593,650             --
                                                              ------------   ------------
          Total Liabilities.................................   159,516,930    133,527,811
                                                              ------------   ------------
Stockholders' equity Common Stock...........................       217,059        193,062
Capital in excess of par value..............................   130,289,184     84,162,478
Retained earnings (deficit).................................   (41,402,013)     7,399,390
                                                              ------------   ------------
          Total Stockholders' Equity........................    89,104,230     91,754,930
                                                              ------------   ------------
          Total Liabilities and Stockholders' Equity........  $248,621,160   $225,282,741
                                                              ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              THREE MONTHS ENDED MARCH 31
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------    -----------
                                                                      (UNAUDITED)
Sales of products...........................................  $ 28,228,956    $15,470,050
Service revenues............................................     7,502,089      4,781,374
                                                              ------------    -----------
  Total Sales...............................................    35,731,045     20,251,424
Cost of products sold.......................................    16,772,449      9,969,627
Cost of services............................................     7,427,684      4,083,481
                                                              ------------    -----------
  Total Cost of Sales.......................................    24,200,133     14,053,108
                                                              ------------    -----------
  Gross Profit..............................................    11,530,912      6,198,316
Engineering and development.................................       788,184        316,410
Selling, general and administrative.........................     3,255,854      1,917,563
Amortization of goodwill....................................       863,997        284,131
In-process research and development.........................    50,000,000             --
Special charges.............................................     3,240,000             --
                                                              ------------    -----------
  Operating Income (Loss)...................................   (46,617,123)     3,680,212
Interest and other income...................................     1,269,284        367,186
Interest expense............................................    (1,514,913)       (28,930)
                                                              ------------    -----------
  Income (Loss) Before Income Taxes and Minority
     Interests..............................................   (46,862,752)     4,018,468
Income taxes................................................     1,255,000      1,406,000
                                                              ------------    -----------
  Income (Loss) Before Minority Interests...................   (48,117,752)     2,612,468
Minority interests in earnings of subsidiary................       683,651             --
                                                              ------------    -----------
  Net Income (Loss).........................................  $(48,801,403)   $ 2,612,468
                                                              ============    ===========
Net Income (Loss) Per Common Share:
  Basic.....................................................  $      (2.52)   $       .16
                                                              ============    ===========
  Diluted...................................................  $      (2.52)   $       .15
                                                              ============    ===========
Weighted Average Shares Outstanding:
  Basic.....................................................    19,342,627     16,399,548
                                                              ============    ===========
  Diluted...................................................    19,342,627     17,320,714
                                                              ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         CAPITAL IN      RETAINED
                                              COMMON     EXCESS OF       EARNINGS
                                              STOCK      PAR VALUE      (DEFICIT)        TOTAL
                                             --------   ------------   ------------   ------------
                                                                  (UNAUDITED)
Balance at January 1, 1998.................  $193,062   $ 84,162,478   $  7,399,390   $ 91,754,930
Net loss...................................                             (48,801,403)   (48,801,403)
Issuance of 1,429,907 shares for NACT
  acquisition..............................    14,299     26,867,953                    26,882,252
Issuance of stock options for NACT
  acquisition..............................                8,359,737                     8,359,737
Issuance of 633,982 shares for ATI
  acquisition..............................     6,340      6,508,200                     6,514,540
Issuance of 334,252 shares for stock
  options and warrants.....................     3,343      1,691,516                     1,694,859
Tax benefit from exercises of stock options
  and warrants.............................                2,662,400                     2,662,400
Issuance of 1,511 shares for matching
  contribution to 401K plan................        15         36,900                        36,915
                                             --------   ------------   ------------   ------------
Balance at March 31, 1998..................  $217,059   $130,289,184   $(41,402,013)  $ 89,104,230
                                             ========   ============   ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      WORLD ACCESS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              THREE MONTHS ENDED MARCH 31
                                                              ---------------------------
                                                                  1998           1997
                                                              ------------    -----------
                                                                      (UNAUDITED)
Cash Flows From Operating Activities:
Net income (loss)...........................................  $(48,801,403)   $ 2,612,468
Adjustments to reconcile net income (loss) to net cash from
  (used by) operating activities:
  Depreciation and amortization.............................     1,545,009        503,439
  Income tax benefit from stock warrants and options........     2,662,400             --
  Special charges...........................................    55,992,766             --
  Minority interests in earnings of subsidiary..............       683,651             --
  Provision for inventory reserves..........................        77,500         60,000
  Stock contributed to employee benefit plan................        36,915         13,201
Changes in operating assets and liabilities, net of effects
  from businesses acquired:
  Accounts receivable.......................................    (9,993,053)    (3,554,300)
  Notes receivable..........................................    (1,092,946)            --
  Inventories...............................................    (3,101,070)    (3,521,014)
  Accounts payable..........................................     3,606,024      2,087,347
  Other assets and liabilities..............................       423,374        462,255
                                                              ------------    -----------
Net Cash From (Used By) Operating Activities................     2,039,167     (1,336,604)
                                                              ------------    -----------
Cash Flows From Investing Activities:
Acquisitions of businesses..................................   (57,406,573)    (4,099,852)
Loan repayments by affiliate................................            --        582,500
Expenditures for property and equipment.....................    (1,919,355)      (725,793)
                                                              ------------    -----------
Net Cash Used By Investing Activities.......................   (59,325,928)    (4,243,145)
                                                              ------------    -----------
Cash Flows From Financing Activities:
Short-term debt borrowings..................................     1,771,651      4,024,000
Proceeds from exercise of stock warrants and options........     1,694,859        160,548
Long-term debt repayments...................................      (966,542)            --
Issuance of long-term debt for capital lease................            --        291,500
                                                              ------------    -----------
Net Cash From Financing Activities..........................     2,499,968      4,476,048
                                                              ------------    -----------
Decrease in Cash and Equivalents............................   (54,786,793)    (1,103,701)
Cash and Equivalents at Beginning of Period.................   118,065,045     22,480,082
                                                              ------------    -----------
Cash and Equivalents at End of Period.......................  $ 63,278,252    $21,376,381
                                                              ============    ===========
Supplemental Schedule of Noncash Financing and Investing
  Activities:
Issuance of common stock for businesses acquired............  $ 33,396,792    $ 2,088,118
Issuance of stock options for businesses acquired...........     8,359,737
Conversion of note receivable to investment in ATI..........     4,484,534

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     The acquisition of the 67.3% majority interest in NACT has been accounted for using the purchase method of accounting. Accordingly, the results of NACT's operations have been included in the accompanying consolidated financial statements from March 1, 1998. The purchase price of the majority interest in NACT was allocated to the net assets acquired and to approximately $66.5 million of purchased in-process R&D. The excess of purchase price over 67.3% of the fair value of net assets acquired and purchased in-

                      WORLD ACCESS, INC. AND SUBSIDIARIES
process R&D, currently estimated at approximately $40.8 million, has been recorded as goodwill and is being amortized over a 20 year period.

     During the first quarter of 1998, 67.3%, or $44.6 million, of purchased in-process R&D, which consists of the value of NACT products in the development stage that are not considered to have reached technological feasibility as of the date of the NACT Acquisition, was expensed in accordance with the applicable accounting rules. See Management's Discussion and Analysis.

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

NOTE 3.  INVENTORIES

     Inventories consist of the following:

                                                       MARCH 31     DECEMBER 31
                                                         1998          1997
                                                      -----------   -----------
Switching systems, frames and related circuit
  boards............................................  $15,940,114   $13,445,770
Transport and access products.......................      598,418       779,674
Electronic components...............................    6,948,217     4,879,213
Pay telephone parts.................................    1,542,754     1,332,835
Work in progress....................................    2,971,689     1,744,368
Other finished goods................................      339,017       245,058
                                                      -----------   -----------
                                                      $28,340,209   $22,426,918
                                                      ===========   ===========

NOTE 4.  GOODWILL

     Goodwill from acquisitions, representing the excess of purchase price paid over the value of net assets acquired, is as follows:

                                                       MARCH 31     DECEMBER 31
                                                         1998          1997
                                                      -----------   -----------
NACT................................................  $40,802,140   $        --
CIS.................................................   12,485,239    12,485,239
AIT.................................................   10,657,917    11,557,917
Galaxy..............................................    5,089,265     5,089,265
ATI.................................................    2,953,512            --
Other...............................................    5,034,062     5,034,062
                                                      -----------   -----------
                                                       77,022,135    34,166,483
Accumulated amortization............................   (3,370,279)   (2,506,282)
                                                      -----------   -----------
                                                      $73,651,856   $31,660,201
                                                      ===========   ===========

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

     The special charges included $3,360,000 to cost of sales for obsolete contract manufacturing inventories and inventories deemed obsolete or redundant as a result of the consolidation activities. The additional charges consisted of:

Severance and termination benefits..........................  $  550,000
Idle facility costs.........................................   1,340,000
Idle equipment costs........................................   1,350,000
                                                              ----------
                                                              $3,240,000
                                                              ==========

     The consolidated program began in the first quarter of 1998 and was completed as of June 30, 1998. No costs were included in the special charges that are expected to derive future economic benefit to the Company. As of March 31, 1998, approximately $1.8 million of accrued special charges is included in Other current liabilities on the Company's March 31, 1998 balance sheet. See Management's Discussion and Analysis.

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

     Common stock issued and outstanding at March 31, 1998 and 1997 was 21,705,887 and 17,663,007 shares, respectively.

NOTE 8.  LEGAL PROCEEDINGS

     On August 24, 1996, Aerotel, Ltd. and Aerotel U.S.A. Inc. (collectively, "Aerotel") commenced an action against NACT and a customer of NACT in the United States District Court, Southern District of New York, alleging that telephone systems manufactured and sold by NACT incorporating prepaid debit card features infringe upon Aerotel's patent which was issued in November 1987 (the "Aerotel Patent"). The initial complaint further alleged defamation and unfair competition as a result of a communication disseminated by NACT to its customers and tortious interference with prospective business relations, alleging that NACT induced third parties to abandon licensing negotiations with Aerotel. Aerotel sought injunctive relief, damages in an unspecified amount, damages of up to three times damages found for willful infringement of the Aerotel Patent and an order requiring NACT to publish a written apology to Aerotel. NACT filed an answer and Counterclaim in which it denied infringement of the Aerotel Patent and sought judgement that the Aerotel patent is invalid and unenforceable and that Aerotel has misused its patent in violation of antitrust laws. NACT has denied that it has committed defamation, unfair competition and tortious interference with prospective business relations. In August 1997, Aerotel amended its complaint to include as defendants GST, GST USA, and two former executive officers of NACT. The amended pleadings seek in excess of $18.7 million in damages and allege that GST and GST USA have infringed the Aerotel patent, aided and abetted infringement by others, including NACT, and participated in, and aided and abetted alleged tortious conduct by NACT. GST, GST USA and the two former executive officers of NACT have served answers denying all material allegations.

     Under the terms of the Company's stock purchase agreement with GST, the Company and GST have agreed to share evenly the costs of any judgement against NACT as a result of the Aerotel litigation, including NACT's legal fees. Subsequent to the NACT Acquisition, the Company has been actively engaged in settlement negotiations. On July 9, 1998, the Company, GST and Aerotel entered into a Memorandum of Understanding with respect to the settlement of this action, and as of the date of this Report, the parties are negotiating the terms and conditions of a final settlement agreement.

     The Company currently estimates that its portion of the total settlement costs, including legal fees, will be approximately $3.3 million. Any payment made to Aerotel is expected to be paid through the issuance of Company common stock. The settlement costs expected to be incurred by the Company as a result of the Aerotel litigation have been accounted for as additional NACT purchase price as of March 31, 1998.

     Management expects a final Aerotel settlement agreement to be executed in the near future. If a settlement does not occur, NACT's patent counsel believes that NACT has valid defenses to the Aerotel claims (which, if upheld, would be valid for all defendants), and the defendants intend to vigorously defend. However, no assurances can be given as to the outcome of this action. An unfavorable decision in this action, however, could have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 9.  PENDING ACQUISITIONS

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

                      WORLD ACCESS, INC. AND SUBSIDIARIES

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

NOTE 10.  COMPREHENSIVE INCOME.

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", effective January 1, 1998. For the three months ended March 31, 1998 and 1997, respectively, comprehensive and net income were the same for the Company.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Since January 1, 1995, the Company has significantly strengthened its balance sheet through improved operating results, a $115.0 million sale of convertible subordinated notes, a $26.2 million secondary public equity offering, proceeds from stock warrant and option exercises, and a five-year $10.0 million credit facility. The Company has used this capital for acquisitions and to support the working capital requirements associated with the Company's growth. The Company's working capital and stockholders' equity have increased from $2.3 million and $1.2 million, respectively, at December 31, 1994 to $118.2 million and $89.1 million, respectively, at March 31, 1998.

  Fluctuations in Quarterly Operating Results

     The Company's operating results have fluctuated significantly in the past. As the Company increases its number of telecommunications product offerings, its future operating results may vary significantly depending on factors such as the timing and shipment of significant orders, new product offerings by the Company and its competitors, market acceptance of new and enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the availability of new technologies, the mix of distribution channels through which the Company's products are sold, the inability to obtain sufficient supplies of sole or limited source components for the Company's products, gains or losses of significant customers, the timing of customers' upgrade and expansion programs, changes in the level of operating expenses, the timing of acquisitions, seasonality and general economic conditions.

     The Company's sales during the first three months of 1998 included approximately $13.5 million from its AIT and CIS subsidiaries. AIT sells new and used Northern Telecom switching systems, add-on frames and circuit cards. CIS sells re-engineered cellular base stations and related mobile network equipment. These operations depend on a consistent supply of equipment to sustain their revenue levels. Additionally, individual sales by AIT and CIS are relatively large ($500,000 to $2.0 million), which subjects the Company to the risk of revenue fluctuations in the event that customers adjust the timing of their orders.

  Results of Operations

     The following table sets forth certain financial data, representing each line item in the Company's consolidated statements of operations expressed as a percentage of total sales, except other data, which is expressed as a percentage of the applicable revenue type:

                                                                 QUARTER ENDED
                                                                   MARCH 31,
                                                                ---------------
                                                                 1998     1997
                                                                ------    -----
Statement of Operations Data:
Sales of products...........................................      79.0%    76.4%
Service revenues............................................      21.0     23.6
                                                                ------    -----
          Total sales.......................................     100.0    100.0
Cost of products sold.......................................      46.9     49.2
Cost of services............................................      20.8     20.2
                                                                ------    -----
          Total cost of sales...............................      67.7     69.4
                                                                ------    -----
  Gross profit..............................................      32.3     30.6
Engineering and development.................................       2.2      1.6
Selling, general and administrative.........................       9.1      9.4
Amortization of goodwill....................................       2.4      1.4
In-process research and development.........................     140.0       --
Special charges.............................................       9.1       --
                                                                ------    -----
  Operating income (loss)...................................    (130.5)    18.2
Interest and other income...................................       3.5      1.6
Interest expense............................................      (4.2)      --
                                                                ------    -----
  Income (loss) before income taxes and minority
     interests..............................................    (131.2)    19.8
Income taxes................................................       3.5      6.9
                                                                ------    -----
  Income (loss) before minority interests...................    (134.7)    12.9
Minority interests in earnings of subsidiary................       1.9       --
                                                                ------    -----
  Net income (loss).........................................    (136.6)%   12.9%
                                                                ------    -----
Other Data:
Gross margin (before special charges):
  Products..................................................      45.3%    35.6%
  Services..................................................      28.1     14.6

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

     Gross Profit. Gross profit increased $5.3 million, or 86.0%, to $11.5 million in the first quarter of 1998 from $6.2 million in the first quarter of 1997. Gross profit margin increased to 32.3% in the first quarter of 1998 from 30.6% in the first quarter of 1997. Gross profit margin excluding the special charge of approximately $3.4 million (see Note 6 to "Financial Statements") was 41.7% in the first quarter of 1998. The improved performance resulted from economies of scale associated with the 76.4% increase in total sales and the change in sales mix to products, which generally carry a higher gross profit margin than service revenues.

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

  Purchased In-Process R&D

     Special charges in the first quarter of 1998 included $50.0 million for in-process research and development related to the first quarter 1998 acquisitions of ATI and a 67.3% interest in NACT (see Note 2 to the "Financial Statements"). Purchased in-process research and development, which consists of the value of NACT and ATI products in the development stage that are not considered to have reached technological feasibility, were expensed in accordance with applicable accounting rules. The Company expects to record an additional in-process research and development charge of approximately $22.0 million in the third quarter of 1998 in connection with the acquisition of the remaining 32.7% of NACT.

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

     NACT had nine principal projects in the development pipeline at the time of acquisition. Most major projects had several ongoing sub-projects (e.g., a hardware design project and a software design project). These projects include significant redevelopment of some existing products and the creation of new products. The research and development projects were at various stages of development. Most new or redeveloped products were scheduled for release in 1998, while several other were scheduled for release in 1999. None of the in-process projects considered in the write-off had attained technological feasibility.

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

     ATI develops and manufactures a series of high-performance digital microwave/millimeter radio equipment. Their products reach across all frequency bands and data rates and offer numerous features. The nature of the in-process research and development was such that technological feasibility had not been attained as of the date of Acquisition. Failure to attain technological feasibility would have rendered partially designed equipment useless for other applications. ATI's products are designed for specific frequency bandwidths and, as such, are highly customized to those bandwidths and the needs of customers wishing to operate in them. Product is only partially completed for certain bandwidths cannot be used in other bandwidths.

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

     - Close down the four Lakeland, Florida facilities and move AIT operations to a new facility in Orlando, Florida. Repair operations would be integrated with AIT in this new facility.

     - Close down Westec's facility in Scottsdale, Arizona and integrate its operations into ATI's facility in Wilmington, Massachusetts.

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

Obsolete and redundant inventories..........................  $3,360,000
Severance and termination benefits..........................     550,000
Idle facility costs.........................................   1,340,000
Idle equipment costs........................................   1,350,000
                                                              ----------
                                                              $6,600,000
                                                              ==========

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

     As previously noted, all activities that resulted in the first quarter special charge were completed by the Company as of June 30, 1998. Of the $3,240,000 special charge, approximately $1.4 million related to assets directly written-off of amounts charged to the reserve in the first quarter. As of March 31, 1998, approximately

$1.8 million of accrued special charges is included in Other current liabilities on the Company's March 31, 1998 balance sheet.

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

     Inventories increased $5.9 million, or 26.4%, to $28.3 million at March 31, 1998 from $22.4 million at December 31, 1997. This increase was due to the acquisitions of NACT and ATI and the planned build-up of CDX switching and WX-5501 inventories related to the closure of the Company's Orlando manufacturing facility. The increases above were offset by the $3.4 million provision for obsolete and redundant inventories related to the consolidation program initiated in the first quarter of 1998 (see Note 6 to "Financial Statements").

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

     In addition, the Company is in the process of developing a plan whereby it will review the year 2000 readiness of its customers and suppliers. In doing so, the Company will undertake appropriate internal reviews and will contact certain of its significant customers to assess, to the extent possible, Year 2000 Issues related to the Company's products. In that regard, the Company has identified that certain of its products, including NACT's NTS 1000 billing System, are not year 2000 compliant. The Company is in the process of releasing new versions of such products and making necessary modifications to existing products to address the Year 2000 Issue. These new and revised products are expected to be available commencing in the first quarter of 1999. The Company expects that many of its customers will upgrade to the new products. However, there can be no assurance that the Company's customers will upgrade to the new year 2000 compliant products or that the modifications planned to certain of the existing products will be successful or completed in a timely manner. Although, the Company believes that it can address year 2000 readiness issues related to products, there may still be disruptions and or product failures that are unforeseen.

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

     While the Company's efforts to address year 2000 issues will involve additional costs and the time and effort of a number of Company employees, the Company believes, based on currently available information, that it will be able to manage its total year 2000 exposure.

     There can be no assurance, however, that the Company will be successful in its effort or that the computer systems of other companies on which World Access will rely will be timely modified, or that a failure to modify such systems by another company, or modifications that are incompatible with the Company's systems, would not have a material adverse effect on the Company's consolidated results of operations, liquidity and capital resources.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1     Restated Financial Data Schedule





                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WORLD ACCESS, INC.

                                          By:     /s/ MARTIN D. KIDDER
                                            ------------------------------------
                                                      Martin D. Kidder
                                               Vice President, Controller and
                                                          Secretary

Dated: September 2, 1998